Form 10-Q
period 1995-06-30
KEYSTONE HERITAGE GROUP INC
filed 1995-08-09
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    June 30, 1995


Commission File Number:  0-13775



                         KEYSTONE HERITAGE GROUP, INC.
                                  (Registrant)


     PENNSYLVANIA                                               23-2219740
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

                 555 WILLOW STREET, LEBANON, PENNSYLVANIA 17046
              (Address of principal executive offices) (Zip Code)


                                  717-274-6800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                              Outstanding at August 4, 1995
Common Stock ($5.00 par value)                           3,050,224 shares

                         KEYSTONE HERITAGE GROUP, INC.



                                     Index




PART I - FINANCIAL INFORMATION                                             Page


Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         June 30, 1995 and December 31, 1994 (Unaudited) ....................3

         Consolidated Statements of Income for the
         Three and Six Months ended June 30, 1995 and
         1994 (Unaudited) ...................................................4

         Consolidated Statements of Stockholders' Equity
         for the Six Months ended June 30, 1995 and
         1994 (Unaudited) ...................................................5


         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 1995 and 1994 (Unaudited) ................6

         Notes to Consolidated Financial Statements .........................7


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations .....................8






PART II - OTHER INFORMATION


Item 4 - Submission of Matters To A Vote of Security Holders ...............16

Signature Page .............................................................18

                         KEYSTONE HERITAGE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                                                           June  30              December 31
                                                                             1995                    1994
ASSETS
      Cash and due from banks                                             $  18,254              $  23,568
      Interest bearing deposits with banks                                      150                    150
      Federal funds sold                                                          0                  1,300
      Investment securities available for sale                               54,850                 55,664
      Investment securities held to maturity
           (fair value of $99,021 and $70,037
           for 1995 and 1994, respectively)                                  98,739                 72,704
      Loans, net of unearned income of
      $3,734 for 1995 and $5,088 for 1994                                   379,703                383,154
      Allowance for possible loan losses                                     (8,062)                (8,140)
                                                                          ----------             ----------

           Loans, net                                                       371,641                375,014

      Premises and equipment, net                                             7,951                  8,082
      Accrued interest receivable                                             3,176                  3,185
      Other real estate owned                                                 1,448                  1,969
      Deferred tax asset, net                                                 3,451                  4,031
      Other assets                                                            3,054                  2,527
                                                                          ----------             ---------

           Total assets                                                   $ 562,714              $ 548,194
                                                                          ==========             =========

LIABILITIES
      Non-interest bearing deposits                                       $  62,366              $  64,063
      Interest bearing deposits                                             416,445                404,677
                                                                          ----------             ---------

           Total deposits                                                   478,811                468,740

      Short-term borrowings                                                  10,318                 12,087
      Other borrowings                                                       11,664                  9,926
      Accrued interest payable                                                3,949                  3,068
      Other liabilities                                                       2,173                  2,271
                                                                          ----------             ---------

           Total liabilities                                                506,915                496,092

STOCKHOLDERS' EQUITY

      Common stock - $5 par value;
           Authorized 10,000,000 shares;
           Outstanding 3,050,224 shares at
           June 30, 1995 and 3,046,213 shares
           at December 31, 1994                                              15,251                 15,231
      Capital surplus                                                        30,136                 30,053
      Retained earnings                                                      10,490                  8,269
      Net unrealized loss on investment securities
           available for sale, net of taxes                                     (78)                (1,451)
                                                                          ----------             ----------

           Total stockholders' equity                                        55,799                 52,102

           Total liabilities and stockholders'
             equity                                                       $ 562,714             $  548,194
                                                                          ==========            ==========

See accompanying notes to financial statements.

                         KEYSTONE HERITAGE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in thousands, except per share data)

                                                                      Three Months Ended                Six Months Ended
                                                                             June  30                       June 30
                                                                       1995            1994            1995           1994
                                                                     -------         -------         -------        ------
INTEREST INCOME
              Interest and fees on loans                             $ 8,743         $ 7,481         $17,224        $14,516
              Interest on investment securities
                  available for sale:
                  Taxable investment securities                          650             773           1,312          1,614
                  Equity investments                                      47              40              90             78
              Interest on investment securities held to maturity:
                  Taxable investment securities                        1,180             695           2,036          1,329
                  Non-taxable investment securities                                      113             145            229
                                                                     --------        --------        --------       -------
                    Total interest on investment
                    securities                                         1,990           1,653           3,667          3,321
              Interest on money market investments                       113              12             247             30
                                                                     --------        --------       --------        -------
                  Total interest income                               10,846           9,146          21,138         17,867

INTEREST EXPENSE
              Interest on deposits                                     4,496           3,124           8,452          6,266
              Interest on short-term borrowings                          112             135             243            255
              Interest on other borrowings                               222             146             404            302
                                                                     --------        --------        --------       -------
                  Total interest expense                               4,830           3,405           9,099          6,823

                  Net interest income                                  6,016           5,741          12,039         11,044

              Provision for possible loan losses                           0             100               0            300
                                                                     --------        --------       --------        -------
                  Net interest income after provision
                  for possible loan losses                             6,016           5,641          12,039         10,744

OTHER OPERATING INCOME
              Trust income                                               322             329             637            660
              Service charges on deposits                                328             310             639            613
              Net realized (loss) gain on investment
                  securities available for sale                           65             (65)             58            (51)
              Net gain on sale of loans                                   38              68              78            180
              Other income                                               527             492           1,008            966
                                                                     --------        --------        --------       -------
                  Total other operating income                         1,280           1,134           2,420          2,368

OTHER OPERATING EXPENSE
              Salaries and employee benefits                           2,308           2,224           4,745          4,436
              Occupancy expense, net                                     326             309             643            613
              Equipment expense                                          495             474             961            897
              Deposit insurance expense                                  259             256             518            512
              Other expense                                            1,197           1,162           2,338          2,158
                                                                     --------        --------        --------       -------
                  Total other operating expense                        4,585           4,425           9,205          8,616

                  Income before income taxes                           2,711           2,350           5,254          4,496
              Income taxes                                               847             795           1,633          1,466
                                                                     --------        --------        --------       -------

                  Net income                                         $ 1,864         $ 1,555         $ 3,621        $ 3,030
                                                                     ========        ========        ========       =======

PER COMMON SHARE
                  Net income                                         $   .61         $   .51         $  1.19        $  1.00
                                                                     ========        ========        ========       =======

                  Cash dividends paid                                $   .24         $   .21         $   .46        $   .42

                         KEYSTONE HERITAGE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Six Months Ended June 30

                             (Dollars in thousands)

                                                                                                         Net
                                                                                                      Unrealized
                                                                                                    Gain (Loss) on
                                                                                                      Investment
                                                                                                      Securities
                                                                                                     Available for
                                                              Common       Capital      Retained      Sale, Net
                                                               Stock       Surplus      Earnings       of Taxes          Total
Balance, December 31, 1993                                    $12,185      $30,053      $ 7,120         $   468         $49,826
     Net Income                                                   -0-          -0-        3,030             -0-           3,030
     Cash dividends ($.42 per share)                              -0-          -0-       (1,267)            -0-          (1,267)
     Change in unrealized gain (loss) on
         investment securities available
         for sale, net of taxes                                   -0-          -0-          -0-          (1,262)         (1,262)
                                                              -------      -------      -------         --------        --------

Balance, June 30, 1994                                        $12,185      $30,053      $ 8,883         ($  794)        $50,327
                                                              =======      =======      =======         ========        =======


Balance, December 31, 1994                                    $15,231      $30,053      $ 8,269         ($1,451)        $52,102
     Net income                                                                           3,621                           3,621
     Cash dividends ($.46 per share)                              -0-          -0-       (1,400)            -0-          (1,400)
     Stock issued under dividend
         reinvestment plan                                         20           83          -0-              -0-            103
     Change in unrealized gain (loss) on
         investment securities available for
         sale, net of taxes                                       -0-          -0-          -0-           1,373           1,373
                                                              -------      -------      --------        --------        -------

Balance, June 30, 1995                                        $15,251      $30,136      $10,490         $   (78)        $55,799
                                                              =======      =======      ========        ========        =======

                         KEYSTONE HERITAGE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Six Months Ended
                                                                  June 30
                                                            1995           1994
                                                          -------        ------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                           $   3,621    $   3,030
    Adjustments to reconcile net income to cash:
        Capitalized interest on deposits                     3,184        3,168
        Provision for possible loan losses                       0          300
        Depreciation and amortization                          697          666
        Deferred income taxes                                  (37)         214
        Decrease (increase) in
         accrued interest receivable                             9         (168)
        Increase (decrease) in
         accrued interest payable                              881         (501)
        Net gain on sale of loans                              (78)        (180)
        Net realized (gain) loss on investment
         securities available for sale                         (58)          51
            Other, net                                        (554)      (1,202)
                                                         ---------    ---------
            Net cash provided by operating activities        7,665        5,378

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in money market investments                 1,300          574
    Maturities of investment securities
         held to maturity                                   32,127       16,721
    Maturities of investment securities
         available for sale                                  3,230       31,055
    Sale of investment securities available for sale           401       15,915
    Funds invested in investment securities
         held to maturity                                  (58,437)     (23,123)
    Funds invested in investment securities
         available for sale                                   (616)     (29,087)
    Net decrease (increase) in loans
         made to customers                                   6,186       (9,750)
    Originations of residential mortgage loans sold         (6,298)      (7,930)
    Proceeds from sale of residential mortgage loans         3,610        8,406
    Net expenditures for premises and equipment               (566)        (465)
    Proceeds from sale of other real estate owned              524        1,529
                                                         ---------    ---------
        Net cash (used by) provided from investing         (18,539)       3,845
            activities

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                      6,887      (12,220)
    Net (decrease) increase in short-term borrowings        (1,769)       2,401
    Net (decrease) increase in other borrowings              1,739         (192)
    Proceeds from issuance of common stock                     103            0
    Cash dividends paid                                     (1,400)      (1,267)
                                                         ---------    ---------
        Net cash provided from (used by)
            financing activities                             5,560      (11,278)

    Net increase (decrease) in cash and due from banks      (5,314)      (2,055)

    Cash and due from banks at beginning of period          23,568       19,176
    Cash and due from banks at end of period             $  18,254    $  17,121

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                        $   5,034    $   4,169
    Income taxes paid                                        1,900        1,839

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                          314          604

                         KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 1995 and December 31, 1994, the consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six months ended June 30, 1995. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies related to impaired loans which have been included in the March 31, 1995 10-Q report filed with the Securities and Exchange Commission and the accounting policies related to mortgage servicing rights which are discussed further in Note 2. The consolidated financial statements of Keystone Heritage Group, Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

2. In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS
     122). SFAS 122 amends Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. SFAS 122 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. SFAS 122 is to be applied prospectively in fiscal years beginning after December 15, 1995.

     Presently, the Company does not sell or securitize mortgage loans with servicing rights retained. Accordingly, the Company will not be impacted by the provisions of SFAS 122.

3. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,048,505 and 3,046,213 for the three month periods ended June 30, 1995 and 1994, respectively, and 3,047,365 and 3,046,213 for the six months ended June 30, 1995 and 1994, respectively. All prior period per share data has been restated to give effect for the 5-for-4 stock split that was effective for November 10, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations

     Net income for the Company for the three months ended June 30, 1995 was $1.864 million or $.61 per share, compared to $1.555 million or $.51 per share for the three months ended June 30, 1994. Return on average stockholders' equity and return on average assets for the 1995 period were 13.73 percent and 1.35 percent, respectively.

      Net income for the six months ended June 30, 1995 was $3.621 million or $1.19 per share, compared to net income of $3.030 million or $1.00 per share for 1994. Return on average stockholders' equity and return on average assets for the 1995 period were 13.63 percent and 1.33 percent, respectively.

Net Interest Income

     Net interest income is the primary source of income for the Company. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other funding sources. Deposits are the primary source of funds for the Company. The factors which influence net interest income include changes in interest rates and changes in asset and liability balances.

     For purposes of this discussion, interest income and the average yield earned on loans and investments are presented on a taxable equivalent basis. This provides a basis for comparison of tax exempt loans and investments with taxable loans and investments by giving effect to interest earned on tax exempt loans and investments by an amount equivalent to federal income taxes which would have been paid on the assumption that the interest earned on those assets was taxable at the Company's statutory tax rate of 34 percent.

     The tables presented on pages 14 and 15 are comparative statements of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended June 30, 1995 and 1994, and for the six months ended June 30, 1995 and 1994.

     Net interest income for the three months ended June 30, 1995 was $6.2 million, a $281 thousand or 4.8 percent increase from the same period of 1994. The net interest margin for the second quarter of 1995 was 4.67 percent compared to 4.72 percent for the same period of 1994. Average earning assets for the three month period ended June 30, 1995 were $527.9 million, a $28.9 million or a
5.8 percent increase from the same period of 1994.

     For the three month comparative periods, net interest income increased in 1995 as a result of the increase in average earning assets and an increase in the yield on earning assets by 88 basis points from the same period of 1994. These increases partially offset by an increase in total interest-bearing deposits of $20.3 million which resulted from the increase in average deposit rates during 1995. Time deposit volumes increased by $48.1 million while average transaction and savings deposits decreased by $27.8 million. The increase in average earning assets and the shift in deposit volumes and increasing rates had the effect of slightly reducing the net interest margin for the three months ended June 30, 1995 compared to the same period of 1994.

     Net interest income for the six months ended June 30, 1995 was $12.3 million, a $1.0 million or 8.9 percent increase from the same period of 1994. The net interest margin for the six months ended June 30, 1995 was 4.75 percent compared to 4.57 percent for the same period of 1994. Average earning assets for the six month period ended June 30, 1995 were $522.2 million, a $23.1 million or a 4.6 percent increase from the same period of 1994.

     For the six month comparative periods, net interest income also increased in 1995 as a result of increases in average earning asset volumes, a shift in the deposit mix and increases in average rates. Several prime rate increases which occurred during 1994 contributed to the $1.1 million increase in net interest income and an increase in the net interest margin of 18 basis points for the 1995 period. Average loans increased by $16.2 million or 4.5% from 1994. As was seen in the three month comparative periods, average interest-bearing deposit volumes increased by $14.5 million for the six months ended June 30, 1995 compared to the same period of 1994.

Provision and Allowance for Possible Loan Losses

     There was no provision for possible loan losses charged to net income during the six month period ended June 30, 1995. The provision for possible loan losses for the three months ended June 30, 1994 was $100 thousand and was $300 thousand for the six months ended June 30, 1994.

     Net charge-offs of $89 thousand were recorded for the three months ended June 30, 1995 compared to net recoveries of $78 thousand for the same period of 1994. For the six month comparative period the Company recorded net charge-offs of $78 thousand and $295 thousand for the 1995 and 1994 periods, respectively.

     The allowance for possible loan losses was $8.1 million or 2.12 percent of total loans outstanding at June 30, 1995 and December 31, 1994. The allowance for possible loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for possible loan losses. The allowance for possible loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for possible loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses.

      The following is a summary of the activity in the allowance for possible loan losses for the three and six month periods ended June 30, 1995 and 1994:

                                             Three Months Ended     Six Months Ended
                                                   June 30              June 30
(Dollars in thousands)                         1995      1994       1995      1994
Allowance for possible loan losses
 at beginning of period                       $ 8,151   $ 8,313    $ 8,140   $ 8,486
Loans charged-off:
 Commercial                                        98        83        113       454
 Agriculture                                        0         0          0         0
 Real estate construction                           0         0          0         0
 Loans to individuals                              79        49        201       150
 Real estate - residential mortgage                 0         0          0         0
                                              -------   -------    -------   -------
Total loans charged-off                           177       132        314       604

Recoveries of loans previously charged-off:
 Commercial                                        57       167        183       250
 Agriculture                                        0         0          0         0
 Real estate construction                          22        39         31        49
 Loans to individuals                               9         4         22        10
 Real estate - residential mortgage                 0         0          0         0
                                              -------   -------    -------   -------
 Total recoveries of loans previously
                          charged-off              88       210        236       309

 Net loans charged-off                             89       (78)        78       295
 Current period's provision for
 possible loan losses                               0       100          0       300
                                              -------   -------    -------   -------

 Allowance for possible loan
 losses at end of period                      $ 8,062   $ 8,491    $ 8,062   $ 8,491
                                              =======   =======    =======   =======


Other Operating Income and Expense

     Other operating income was $1.3 million for the three months ended June 30, 1995 and $1.1 million for the three months ended June 30, 1994. Other operating income for the six months ended June 30, 1995 and 1994 was $2.4 million, respectively.

     The increases in other operating income for the three and six month periods of 1995 as compared to 1994 were primarily attributable to the recognition of net realized gains on sales of investment securities during 1995. These increases were somewhat offset as a result of lower income from mortgage loan sales. The volume of loans that were originated and sold during the six month period of 1995 was $3.6 million or 57 percent below the 1994 level.

     Other operating expense for the three months ended June 30, 1995 was $4.6 million, a 3.6 percent increase over the $4.4 million reported for the same period of 1994. For the six months ended June 30, 1995 and 1994, other operating expense was $9.2 million and $8.6 million, respectively, a 6.8 percent increase.

     Salaries and benefits expense increased by $84 thousand or 3.8 percent for the three months ended June 30, 1995 compared to the same period of 1994. For the six months ended June 30, 1995, salaries and benefits increased by $309 thousand or 7.0 percent, compared to the same period of 1994. The increase in salary and benefit expenses primarily related to the opening of the Company's eighteenth and nineteenth branch sites during the mid and latter part of 1994. Occupancy and equipment expenses increased by $38 thousand and $94 thousand compared to the three and six month periods of 1994, which resulted from the aforementioned new branch openings in 1994. Other expenses increased by $180 thousand for the six month period ended June 30, 1995 compared to the same period for 1994 as a result of increased expenditures related to marketing and advertising, bank card processing and outside professional services.

Non-Performing Assets

     Loans, other than consumer loans not secured by real estate, are typically classified as non-accrual at the time they reach 90 days past due as to principal or interest. Loans may also be placed on non-accrual status when, in management's opinion, the collectability of principal or interest is doubtful, or should management believe that circumstances warrant such action. Consumer loans not secured by residential real estate are charged-off when they become 120 days past due.

     Non-performing loans at June 30, 1995 totalled $1.8 million or .48 percent of total loans outstanding, compared to $1.3 million or .35 percent of loans at December 31, 1994 and $5.3 million or 1.43 percent of loans at June 30, 1994. Non-performing assets at June 30, 1995 were $3.3 million or .85 percent of loans plus other real estate owned compared to $3.3 million or .86 percent of loans plus other real estate owned at December 31, 1994 and $7.7 million or 2.07 percent of loans plus other real estate owned at June 30, 1994. The improvement in non-performing assets at June 30, 1995 as compared to June 30, 1994 was a result of decreased levels of non-accrual loans and other real estate owned. During 1994, disposals of non-performing assets consisted of third-party transactions amounting to $4.5 million, charge-offs or writedowns amounting to $1.6 million and reclassifications to performing assets amounting to $900 thousand.

     The following is a presentation of non-performing assets as of June 30, 1995, December 31, 1994, and June 30, 1994:

                                       June 30   December 31  June 30
(Dollars in thousands)                  1995       1994         1994

Non-performing loans                   $1,806      $1,346      $5,309

Other real estate owned, net            1,448       1,969       2,412
                                       ------      ------      ------
Total non-performing assets            $3,254      $3,315      $7,720
                                       ======      ======      ======

Loans past due 90 days or more as to
  principal or interest                $  384      $  647      $   15


Non-performing loans as a
  percent of loans outstanding            .48%        .35%       1.43%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned            .85%        .86%       2.07%

     Interest income of approximately $43 thousand and $84 thousand would have been recognized during the three and six month periods ended June 30, 1995, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $34 thousand and $38 thousand was recognized during the three and six months ended June 30, 1995.

     Group concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Agriculture-related borrowings at June 30, 1995 totalled $87 million or 22.8 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At June 30, 1995 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three or six months ended June 30, 1995.

Financial Position

     Total assets at June 30, 1995 were $563 million compared to $548 million at December 31, 1994. Total loans outstanding at June 30, 1995 were $380 million compared to $383 million at December 31, 1994. Total deposits at June 30, 1995 were $479 million compared to $469 million at December 31, 1994.

Capital Adequacy

     The Company's stockholders' equity was $55.8 million at June 30, 1995 and $52.1 million at December 31, 1994. Total stockholders' equity increased by 7.1 percent from December 31, 1994 which was the net effect of the recognition of $3.6 million in net income for the six month period, cash dividend payments to stockholders of $1.4 million and a favorable change in net unrealized gains or losses on investment securities available for sale of $1.4 million. Net unrealized losses on investment securities available for sale of $78 thousand and $1.4 million were included as a component of stockholders' equity at June 30, 1995 and December 31, 1994, respectively.

     The maintenance of an appropriate level of capital is a priority of the Company's management. The Company's capital adequacy and dividend policy are closely monitored by management and are reviewed regularly by the Board of Directors of the Company. The Company intends to provide an adequate return to its stockholders while retaining a sufficient capital base to provide for future growth and to comply with regulatory standards.

     Banking regulators' risk-based capital guidelines address the capital adequacy of banking organizations. These guidelines include a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories, as well as minimum ratios to be maintained by banking organizations. The risk-based capital ratios are calculated by dividing qualifying capital by risk-weighted assets.

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for possible loan losses. The rules require that banking organizations must have ratios of 4.00 percent and
8.00 percent for Tier 1 and Total Capital, respectively. At June 30, 1995 the Company's Tier 1 and Total Capital ratios were 13.40 percent and 14.75 percent, respectively. Tier 1 and Total Capital ratios were 12.77 percent and 14.12 percent respectively, at December 31, 1994. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. At June 30, 1995, the Company's Leverage ratio was 9.99 percent and was 9.89 percent at December 31, 1994.

Off-Balance Sheet Items

     The  Company's  loan   portfolio   consists  of  loans  to  businesses  and
individuals primarily in its five-county market area of Lebanon, Lancaster, Berks, Dauphin, and Schuylkill counties.

     In the ordinary course of business, the Company enters into agreements with customers, such as commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts presented in the balance sheet. The Company's exposure to possible loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. The Company may not be obligated to advance funds if the customer's financial condition deteriorates or if the customer fails to meet certain terms.

     Commitments and conditional obligations generally have fixed expiration dates or termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis, applying the same credit standards used in the lending process, through periodic reassessments of the customer's creditworthiness and through ongoing credit reviews. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     The Bank has entered into interest rate swap contracts, and interest rate cap and interest rate collar contracts as part of its asset-liability management activities. These contracts are effected primarily to hedge against certain assets or liabilities in order to minimize mismatches in the Bank's interest rate sensitivity and interest rate risk positions.

     Interest rate contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.
                                      -12-

     The interest income or interest expense differential from interest rate swap contracts is recognized as interest income or interest expense over the life of the contract. The interest income or interest expense resulting from the cap and collar contracts would be recognized when the national prime rate moves below or above a predetermined interest rate level. Gains or losses from early termination of swap contracts are deferred and amortized over the remaining term of the underlying assets or liabilities.

     The Company entered into an interest rate cap/collar contract on November 5, 1993 with a notional amount of $10 million. The contract states that the Company would receive a spread between the national prime rate and 6.00 percent should the prime rate fall below 6.00 percent. The Company would pay an interest rate spread between the national prime and 7.00 percent should the prime rate exceed 7.00 percent. The contract expires on February 5, 1996.

     During the third quarter of 1994, the Company entered into an interest rate swap with a notional amount of $10 million and a termination date of July 25, 1995. Under the terms of this agreement, the Company will receive a fixed interest rate of 8.00 percent and pay a floating prime rate based on the national prime rate. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The counterparties of the aforementioned interest rate contracts are commercial banks having a rating of A1 from Moody's Investor Service.

     Both the interest rate swap and the interest rate cap/collar contract were entered into to hedge the Company's interest rate risk in a declining or stable interest rate environment. Specifically, these contracts hedge the Company's risk from negative movements in its prime rate based asset portfolio which would not be perfectly matched by repricing liabilities.

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at June 30, 1995 and December 31, 1994:

                              Contractual Amounts

                                         June 30   December 31
(Dollars in thousands)                     1995       1994
Financial instruments whose
  contractual amounts represent
  credit risk:                            $89,722   $84,398
Commitments to extend credit                9,010     7,983
Standby letters of credit
Contractual amounts of off-balance
 sheet financial instruments
 not constituting credit risk:
   Interest rate swap, contractual
     value                                 10,000    10,000
   Interest rate cap/collar,
     contractual value                     10,000    10,000

Supervision and Regulation

     The Bank is a national bank, chartered under the National Bank Act, and is subject to the primary supervision of, and is examined by, the Comptroller of the Currency. As a member of the Federal Reserve System, the Bank is subject to provisions of the Federal Reserve Act, which restricts the ability of a bank to extend credit to its parent holding company or to certain of the parent's subsidiaries, or to invest in the Company's common stock or to take such stock as collateral for loans to any borrower. The operations of the Bank are also subject to regulation by the FDIC.

     The Company is affected by the monetary and credit policies of the Federal Reserve System. The Federal Reserve System regulates the national supply of bank credit through open market operations in U. S. Government securities, changes in the discount rate charged for bank borrowing, and changes in reserve requirements on bank deposits.

New Accounting Standards

         In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amends Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. SFAS 122 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. SFAS 122 is to be applied prospectively in fiscal years beginning after December 15, 1995.

         Presently, the Company does not sell or securitize mortgage loans with servicing rights retained. Accordingly, the Company will not be impacted by the provisions of SFAS 122.
                                      -13-

         AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                          Three Months Ended June 30, 1995       Three Months Ended June 30, 1994
                                                           Average                   Average      Average                Average
                                                           Balance       Interest      Rate       Balance     Interest    Rate
Assets
    Loans                                                $ 378,365      $   8,809      9.34%     $ 366,096   $   7,534   8.25%
    Money market investments                                 7,436            113      6.10          1,199          12   4.01
    Investment securities:
        Taxable                                            130,830          1,860      5.70        118,767       1,509   5.10
        Non-taxable                                         11,247            198      7.06         12,891         219   6.81
                                                            ------            ---      ----         ------         ---   ----
             Total investment securities                   142,077          2,058      5.81        131,658       1,728   5.26
             Total earning assets                          527,878      $  10,980      8.34%       498,953   $   9,274   7.46%
                                                                        =========      ====                  =========   ====

    Other assets                                            26,476                                  31,453
                                                            ------                                  ------
             Total assets                                $ 554,354                               $ 530,406
                                                         =========                               =========

Liabilities and stockholders' equity
    Interest bearing deposits:
        Now accounts                                     $  54,638      $     197      1.45%     $  65,458   $     235   1.44%
        Savings and money market                           119,171            917      3.09        136,144         826   2.43
        Time                                               238,735          3,382      5.68        190,618       2,063   4.34
                                                           -------          -----      ----        -------       -----   ----
             Total interest bearing deposits               412,544          4,496      4.37        392,220       3,124   3.19

    Short-term borrowings                                   11,207            112      4.01         17,085         135   3.17
    Long-term debt                                          13,364            222      6.67         11,063         146   5.29
                                                            ------            ---      ----         ------         ---   ----
        Total interest bearing liabilities                 437,115      $   4,830      4.43%       420,368   $   3,405   3.25%
                                                                        =========      ====                  =========   ====

    Non-interest bearing deposits                           56,958                                  55,782
    Other liabilities                                        5,845                                   3,697
    Stockholders' equity                                    54,436                                  50,559
                                                            ------                                  ------
        Total liabilities and
        stockholders' equity                             $ 554,354                               $ 530,406
                                                         =========                               =========

    Net interest income                                                 $   6,150                            $   5,869
    Total yield on earning assets                                                      8.34%                             7.46%
    Rate on supporting liabilities                                                     3.67%                             2.74%
                                                                                       ----                              ----
    Net interest margin                                                                4.67%                             4.72%
                                                                                       ====                              ====

Interest and average interest rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%. For purposes of calculating loan yields, average loan balances include non-accrual loans. Loan fees are included in interest income.

         AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                Six Months Ended June 30, 1995       Six Months Ended June 30, 1994
                                              Average                    Average      Average              Average
                                              Balance       Interest       Rate       Balance    Interest    Rate
Assets
  Loans                                      $ 380,081      $  17,356      9.21%     $ 363,847   $  14,618   8.10%
  Money market investments                       8,337            247      5.97          1,740          30   3.48
  Investment securities:
      Taxable                                  122,455          3,406      5.61        120,377       3,021   5.06
      Non-taxable                               11,285            396      7.08         13,129         454   6.97
                                             ---------      ---------      ----      ---------   ---------   ----
           Total investment securities         133,740          3,802      5.73        133,506       3,475   5.25
           Total earning assets                522,158      $  21,405      8.27%       499,093   $  18,123   7.32%
                                                            =========      ====                  =========   ====

  Other assets                                  26,331                                  31,728
                                                ------                                  ------
           Total assets                      $ 548,489                               $ 530,821
                                             =========                               =========

Liabilities and stockholders' equity
      Interest bearing deposits:
      Now accounts                           $  55,926      $     399      1.44%     $  66,733   $     480   1.45%
      Savings and money market                 119,066          1,711      2.90        136,637       1,648   2.43
      Time                                     233,954          6,342      5.47        191,123       4,138   4.37
                                             ---------      ---------      ----      ---------   ---------   ----
           Total interest bearing deposits     408,946          8,452      4.17        394,493       6,266   3.20

  Short-term borrowings                         12,167            243      4.03         17,192         255   2.99
  Long-term debt                                12,503            404      6.52         11,111         302   5.48
                                             ---------      ---------      ----      ---------   ---------   ----
      Total interest bearing liabilities       433,616      $   9,099      4.23%       422,796   $   6,823   3.25%
                                                            =========      ====                  =========   ====

  Non-interest bearing deposits                 55,757                                  53,645
  Other liabilities                              5,545                                   3,981
  Stockholders' equity                          53,571                                  50,399
                                                ------                                  ------
      Total liabilities and
      stockholders' equity                   $ 548,489                               $ 530,821
                                             =========                               =========

  Net interest income                                       $  12,306                            $  11,300
  Total yield on earning assets                                            8.27%                             7.32%
  Rate on supporting liabilities                                           3.52%                             2.75%
                                                                           ----                              ----
  Net interest margin                                                      4.75%                             4.57%
                                                                           ====                              ====

Interest and average interest rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%. For purposes of calculating loan yields, average loan balances include non-accrual loans. Loan fees are included in interest income.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1995 Annual Stockholders' Meeting

     The 1995 Annual Meeting of Stockholders' for the Company was held on April 18, 1995. Stockholders' of the Company voted on the following issues: Election of Directors Lance M. Frehafer, Charles V. Henry, III, Bruce A. Johnson and John
E. Wengert; a proposal to Approve an amendment to the Company's Articles of Incorporation to increase the authorized shares from 5,000,000 common shares of $5.00 par value to 10,000,000 common shares of $5.00 par value; and a proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1995. Eighty percent of the 3,046,213 shares eligible to vote were voted in either proxy form or in person at the meeting.

     All matters subject to a vote at the Annual Meeting were approved as a result of the votes cast at the Annual Meeting. The following is a presentation of the voting results from the April 18, 1995 Annual Stockholders' Meeting:

Election of Directors                 For            Withheld         Total

Lance M. Frehafer                  2,275,092         170,734        2,445,826

Charles V. Henry, III              2,278,530         167,296        2,445,826

Bruce A. Johnson                   2,271,904         173,922        2,445,826

John E. Wengert                    2,278,444         167,382        2,445,826

     The term of the Directors elected at the annual meeting expires in 1998. The following Directors remain on the Company's Board of Directors until the expiration of their terms in 1996 and 1997:

Directors Term Expiring in 1996:

Harry J. Gensemer
Albert B. Murry
Thomas I. Siegel
Brett H. Tennis
Earnest D. Williams, Jr.

Directors Term Expiring in 1997:

Raymond M. Dorsch, Jr.
Wendie DiMatteo Holsinger
Donald W. Lesher, Jr.
Mark Randolph Tice

     The amendment to the Company's Articles of Incorporation to increase the authorized shares from 5,000,000 common shares of $5.00 par value to 10,000,000 common shares of $5.00 par value was voted as follows:

                FOR              AGAINST            ABSTAIN

             2,288,224           149,645             7,957

     The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1995 was voted as follows:

                FOR              AGAINST            ABSTAIN

             2,375,257            57,843            12,726


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  None.

(b.) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                         KEYSTONE HERITAGE GROUP, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Keystone Heritage Group, Inc.
                                         (Registrant)


Date  August 4, 1995                  By /s/ Kurt A. Phillips
                                         Kurt A. Phillips
                                         Chief Financial and Accounting Officer