Form 10-Q
period 1995-09-30
KEYSTONE HERITAGE GROUP INC
filed 1995-11-13
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    September 30, 1995


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





              Class                             Outstanding at November 8, 1995
Common Stock ($5.00 par value)                          3,053,762 shares

                         KEYSTONE HERITAGE GROUP, INC.



                                     Index




PART I - FINANCIAL INFORMATION                                             Page


Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1995 and December 31, 1994 (Unaudited)                 3

         Consolidated Statements of Income for the
         Three and Nine Months ended September 30, 1995 and
         1994 (Unaudited)                                                     4

         Consolidated Statements of Stockholders' Equity
         for the Nine Months ended September 30, 1995 and
         1994 (Unaudited)                                                     5

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 1995 and 1994 (Unaudited)            6

         Notes to Consolidated Financial Statements                           7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8




PART II - OTHER INFORMATION


Signature Page                                                               18

                         KEYSTONE HERITAGE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)



                                                     September 30    December 31
                                                         1995            1994
                                                      ---------       --------
ASSETS
      Cash and due from banks                        $    15,834    $    23,568
      Interest bearing deposits with banks                 3,560            150
      Federal funds sold                                     900          1,300
      Investment securities available for sale            56,724         55,664
      Investment securities held to maturity
           (fair value of $91,415 and $70,037
           for 1995 and 1994, respectively)               91,130         72,704
      Loans, net of unearned income of
      $3,220 for 1995 and $5,088 for 1994                384,011        383,154
      Allowance for possible loan losses                  (8,125)        (8,140)
                                                     -----------    -----------

           Loans, net                                    375,886        375,014

      Premises and equipment, net                          8,044          8,082
      Accrued interest receivable                          3,533          3,185
      Other real estate owned                              1,059          1,969
      Deferred tax asset, net                              3,447          4,031
      Other assets                                         2,518          2,527
                                                     -----------    -----------

           Total assets                              $   562,635    $   548,194
                                                     ===========    ===========

LIABILITIES
      Non-interest bearing deposits                  $    57,764    $    64,063
      Interest bearing deposits                          418,325        404,677
                                                     -----------    -----------

           Total deposits                                476,089        468,740

      Short-term borrowings                               10,815         12,087
      Other borrowings                                    11,580          9,926
      Accrued interest payable                             4,440          3,068
      Other liabilities                                    2,661          2,271
                                                     -----------    -----------

           Total liabilities                             505,585        496,092

STOCKHOLDERS' EQUITY

      Common stock - $5 par value; Authorized
           10,000,000 shares; Outstanding
           3,053,762 shares at September 30,
           1995 and 3,046,213 shares at
           December 31, 1994                              15,269         15,231
      Capital surplus                                     30,214         30,053
      Retained earnings                                   11,678          8,269
      Net unrealized loss on investment securities
           available for sale, net of taxes                 (111)        (1,451)
                                                     -----------    -----------

           Total stockholders' equity                     57,050         52,102

           Total liabilities and stockholders'
             equity                                  $   562,635    $   548,194
                                                     ===========    ===========



See accompanying notes to financial statements.

                         KEYSTONE HERITAGE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in thousands, except per share data)



                                                          Three Months Ended       Nine Months Ended
                                                            September 30              September 30
                                                           1995          1994      1995          1994
                                                         -------       -------    -------       ------
INTEREST INCOME
              Interest and fees on loans                $   8,856    $   7,926   $  26,080   $  22,442
              Interest on investment securities
                  available for sale:
                  Taxable investment securities               671          726       1,982       2,341
                  Equity investments                           52           39         142         117
              Interest on investment securities
                held to maturity:
                  Taxable investment securities             1,170          814       3,207       2,142
                  Non-taxable investment securities           111          133         340         433
                                                        ---------    ---------   ---------   ---------
                    Total interest on investment
                    securities                              2,004        1,712       5,671       5,033
              Interest on money market investments            175           53         422          83
                                                        ---------    ---------   ---------   ---------
                  Total interest income                    11,035        9,691      32,173      27,558

INTEREST EXPENSE
              Interest on deposits                          4,674        3,374      13,126       9,640
              Interest on short-term borrowings               118          167         362         422
              Interest on other borrowings                    178          172         581         474
                                                        ---------    ---------   ---------   ---------
                  Total interest expense                    4,970        3,713      14,069      10,536

                  Net interest income                       6,065        5,978      18,104      17,022

              Provision for possible loan losses                0            0           0         300
                                                        ---------    ---------   ---------   ---------
                  Net interest income after provision
                  for possible loan losses                  6,065        5,978      18,104      16,722

OTHER OPERATING INCOME
              Trust income                                    324          330         961         990
              Service charges on deposits                     333          299         972         912
              Net realized gain (loss) on investment
                  securities available for sale                51           22         109         (29)
              Net gain on sale of loans                        78           64         156         244
              Other income                                    517          602       1,525       1,568
                                                        ---------    ---------   ---------   ---------
                  Total other operating income              1,303        1,317       3,723       3,685

OTHER OPERATING EXPENSE
              Salaries and employee benefits                2,510        2,190       7,255       6,626
              Occupancy expense, net                          331          319         974         932
              Equipment expense                               452          465       1,413       1,362
              Deposit insurance expense                       (26)         252         492         764
              Other expense                                 1,323        1,307       3,661       3,465
                                                        ---------    ---------   ---------   ---------
                  Total other operating expense             4,590        4,533      13,795      13,149

                  Income before income taxes                2,778        2,762       8,032       7,258
              Income taxes                                    857          899       2,490       2,365
                                                        ---------    ---------   ---------   ---------

                  Net income                            $   1,921    $   1,863   $   5,542   $   4,893
                                                        =========    =========   =========   =========

PER COMMON SHARE
                  Net income                            $     .63    $     .61   $    1.82   $    1.61
                                                        =========    =========   =========   =========

                  Cash dividends paid                   $     .24    $     .21   $     .70   $     .62

                         KEYSTONE HERITAGE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Nine Months Ended September 30

                             (Dollars in thousands)


                                                                                      Net
                                                                                  Unrealized
                                                                                Gain (Loss) on
                                                                                  Investment
                                                                                  Securities
                                                                                 Available for
                                                 Common     Capital    Retained    Sale, Net
                                                  Stock     Surplus     Earnings    of Taxes       Total
Balance, December 31, 1993                     $  12,185   $  30,053   $   7,120    $     468    $  49,826
     Net Income                                      -0-         -0-       4,893          -0-        4,893
     Cash dividends ($.62 per share)                 -0-         -0-      (1,901)         -0-       (1,901)
     Change in unrealized gain (loss) on
         investment securities available
         for sale, net of taxes                      -0-         -0-         -0-       (1,441)      (1,441)
                                               ---------   ---------   ---------    ---------    ---------

Balance, September 30, 1994                    $  12,185   $  30,053   $  10,112    ($    973)   $  51,377
                                               =========   =========   =========    =========    =========


Balance, December 31, 1994                     $  15,231   $  30,053   $   8,269    ($  1,451)   $  52,102
     Net income                                    5,542       5,542
     Cash dividends ($.70 per share)                 -0-         -0-      (2,133)         -0-       (2,133)
     Stock issued under dividend
         reinvestment plan                            38         161         -0-          -0-          199
     Change in unrealized gain (loss) on
         investment securities available for
         sale, net of taxes                          -0-         -0-         -0-        1,340        1,340
                                               ---------   ---------   ---------    ---------    ---------

Balance, September 30, 1995                    $  15,269   $  30,214   $  11,678    $    (111)   $  57,050
                                               =========   =========   =========    =========    =========

                         KEYSTONE HERITAGE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                             Nine Months Ended
                                                               September 30
                                                            1995        1994
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                           $   5,542    $   4,893
    Adjustments to reconcile net income to cash:
        Capitalized interest on deposits                     4,918        4,449
        Provision for possible loan losses                       0          300
        Depreciation and amortization                        1,054        1,009
        Deferred income taxes                                  (96)        (565)
        Increase in accrued interest receivable               (348)        (546)
        Increase (decrease) in
         accrued interest payable                            1,372         (218)
        Net gain on sale of loans                             (156)        (244)
        Net realized (gain) loss on investment
         securities available for sale                        (109)          29
            Other, net                                         561         (707)
                                                         ---------    ---------
            Net cash provided by operating activities       12,738        8,400

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase)decrease in money market investments      (3,010)         574
    Maturities of investment securities
         held to maturity                                   55,284       20,319
    Maturities of investment securities
         available for sale                                  3,358       35,649
    Sale of investment securities available for sale           542       20,760
    Funds invested in investment securities
         held to maturity                                  (73,893)     (28,895)
    Funds invested in investment securities
         available for sale                                 (2,818)     (38,893)
    Net decrease (increase) in loans
         made to customers                                   1,865      (20,734)
    Originations of residential mortgage loans sold        (10,046)     (10,447)
    Proceeds from sale of residential mortgage loans         7,481       10,651
    Net expenditures for premises and equipment             (1,008)        (907)
    Proceeds from sale of other real estate owned              894        1,529
                                                         ---------    ---------
        Net cash used by investing activities              (21,351)     (10,394)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                      2,431       (4,333)
    Net (decrease) increase in short-term borrowings        (1,272)      10,114
    Net increase (decrease) in other borrowings              1,654       (2,678)
    Proceeds from issuance of common stock                     199            0
    Cash dividends paid                                     (2,133)      (1,901)
                                                         ---------    ---------
        Net cash provided from financing activities            879        1,202

    Net decrease in cash and due from banks                 (7,734)        (792)

    Cash and due from banks at beginning of period          23,568       19,176
    Cash and due from banks at end of period             $  15,834    $  18,384

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                        $   7,779    $   6,324
    Income taxes paid                                        2,800        2,469

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                          385          769

                         KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 1995 and December 31, 1994, the consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine months ended September 30, 1995. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies related to impaired loans which have been included in the March 31, 1995 10-Q report filed with the Securities and Exchange Commission. The consolidated financial statements of Keystone Heritage Group, Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

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

3. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.

     Currently, the Company has not determined whether it will adopt the fair value based method and accordingly, cannot estimate the impact on the basic financial statements that SFAS 123 will have upon adoption.

     SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995.


4. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,052,224 and 3,046,213 for the three month periods ended September 30, 1995 and 1994, respectively, and 3,049,003 and 3,046,213 for the nine months ended September 30, 1995 and 1994, respectively. All prior period per share data has been restated to give effect for the 5-for-4 stock split that was effective for November 10, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations

     Net income for the Company for the three months ended September 30, 1995 was $1.921 million or $.63 per share, compared to $1.863 million or $.61 per share for the three months ended September 30, 1994. Return on average stockholders' equity and return on average assets for the 1995 period were 13.53 percent and 1.35 percent, respectively.

     Net income for the nine months ended September 30, 1995 was $5.542 million or $1.82 per share, compared to net income of $4.893 million or $1.61 per share for 1994. Return on average stockholders' equity and return on average assets for the 1995 period were 13.60 percent and 1.34 percent, respectively.

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

     The tables presented on pages 15 and 16 are comparative statements of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended September 30, 1995 and 1994, and for the nine months ended September 30, 1995 and 1994.

     Net interest income for the three months ended September 30, 1995 was $6.2 million, a $77 thousand or 1.3 percent increase from the same period of 1994. The net interest margin for the third quarter of 1995 was 4.57 percent compared to 4.76 percent for the same period of 1994. Average earning assets for the three month period ended September 30, 1995 were $536.2 million, a $26.8 million or a 5.3 percent increase from the same period of 1994.

     For the three month comparative periods, net interest income increased in 1995 as a result of the increase in average earning assets and an increase in the yield on earning assets by 60 basis points from the same period of 1994. These increases were partially offset by an increase in total interest-bearing deposits of $23.4 million and from increases in average deposit rates during 1995. Average time deposits increased by $37.3 million while average transaction and savings deposits decreased by $11.3 million. The increase in average earning assets and the shift in deposit volumes and increasing rates had the effect of reducing the net interest margin for the three months ended September 30, 1995 compared to the same period of 1994.

     Net interest income for the nine months ended September 30, 1995 was $18.5 million, a $1.1 million or 6.3 percent increase from the same period of 1994. The net interest margin for the nine months ended September 30, 1995 was 4.70 percent compared to 4.64 percent for the same period of 1994. Average earning assets for the nine month period ended September 30, 1995 were $526.9 million, a $23.1 million or a 4.8 percent increase from the same period of 1994.

     For the nine month comparative periods, net interest income also increased in 1995 as a result of increases in average earning asset balances, a shift in the deposit mix and increases in average rates. Several prime rate increases which occurred during 1994 contributed to the $1.1 million increase in net interest income and the increase in the net interest margin for the 1995 period. Average loans increased by $13.6 million or 3.7% from 1994. Average interest-bearing deposit balances increased by $17.5 million for the nine months ended September 30, 1995 compared to the same period of 1994.

Provision and Allowance for Possible Loan Losses

     There was no provision for possible loan losses charged to net income during the nine month period ended September 30, 1995. The provision for possible loan losses for the nine month period ended September 30, 1994 was $300 thousand.

     Net recoveries of $63 thousand were recorded for the three months ended September 30, 1995 compared to net charge-offs of $52 thousand for the same period of 1994. For the nine month comparative period the Company recorded net charge-offs of $15 thousand and $397 thousand for the 1995 and 1994 periods, respectively.

     The allowance for possible loan losses was $8.1 million or 2.12 percent of total loans outstanding at September 30, 1995 and December 31, 1994. The allowance for possible loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for possible loan losses. The allowance for possible loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for possible loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses.

     The following is a summary of the activity in the allowance for possible loan losses for the three and nine month periods ended September 30, 1995 and 1994:

                                              Three Months Ended    Nine Months Ended
                                                  September 30         September 30
                                             -------------------     --------------
(Dollars in thousands)                          1995      1994      1995      1994
                                              -------   -------    ------    -----
Allowance for possible loan losses
 at beginning of period                       $ 8,062    $ 8,491   $ 8,140   $ 8,486
Loans charged-off:
 Commercial                                         0         89       113       543
 Agriculture                                        0          0         0         0
 Real estate construction                           0          0         0         0
 Loans to individuals                              71         76       272       226
 Real estate - residential mortgage                 0          0         0         0
                                              -------    -------   -------   -------
Total loans charged-off                            71        165       385       769

Recoveries of loans previously charged-off:
 Commercial                                       123         96       306       346
 Agriculture                                        0          0         0         0
 Real estate construction                           7          9        38        58
 Loans to individuals                               4          8        26        18
 Real estate - residential mortgage                 0          0         0         0
                                              -------    -------   -------   -------
 Total recoveries of loans previously
                          charged-off             134        113       370       422

 Net loans charged-off                            (63)        52        15       397
 Current period's provision for
 possible loan losses                               0          0         0       300
                                              -------    -------   -------   -------

 Allowance for possible loan
 losses at end of period                      $ 8,125    $ 8,439   $ 8,125   $ 8,439
                                              =======    =======   =======   =======

Other Operating Income and Expense

     Other operating income was $1.3 million for the three months ended September 30, 1995 and 1994. Other operating income was $3.7 million for the nine months ended September 30, 1995 and 1994.

     Other operating income included the recognition of net realized gains on the sales of investment securities available for sale of $109 thousand during the nine month period ended September 30, 1995 compared to net realized losses of $29 thousand for the same period of 1994. Lower income from mortgage loan sales resulted during the nine month period ended September 30, 1995 compared to 1994 as the volume of loans that were originated and sold during the period decreased from $10.7 million in 1994 to $7.5 million in 1995, a decrease of 30 percent from the 1994 level.

     Other operating expense for the three months ended September 30, 1995 was $4.6 million, a 1.3 percent increase over the $4.5 million reported for the same period of 1994. For the nine months ended September 30, 1995 and 1994, other operating expense was $13.8 million and $13.1 million, respectively, a 4.9 percent increase.

     Salaries and benefits expense increased by $320 thousand or 14.6 percent for the three months ended September 30, 1995 compared to the same period of 1994. For the nine months ended September 30, 1995, salaries and benefits increased by $629 thousand or 9.5 percent, compared to the same period of 1994. The increase in salary and benefit expenses primarily related to the opening of the Company's eighteenth and nineteenth branch sites during the mid and latter part of 1994 and employee bonuses recorded during the third quarter of 1995. The Company recognized a credit of $26 thousand for FDIC insurance premiums charged during the third quarter of 1995 compared to an expense of $252 thousand recognized during the third quarter of 1994. The FDIC insurance expense recognized for the nine months ended September 30, 1995 compared to the same period of 1994 was $492 thousand and $764 thousand, respectively. The decrease in FDIC insurance was attributable to a decrease in the assessment rate charged by the Federal Deposit Insurance Corporation. The assessment rate charged to the Bank on deposit accounts decreased from $23 cents per $100 of deposits to $4 cents per $100 of deposits. This reduction in premium resulted from a refund of a portion of the FDIC insurance assessments that were previously paid by the Company. This refund was received during the third quarter of 1995 and amounted to $290 thousand. Based on the Company's current deposit volumes and current FDIC assessment rate, the Company's FDIC expense should approximate $50 thousand per quarter in future periods. The $4 cents per $100 of deposits is in effect for the current quarter and is the lowest assessment rate charged to "Well Capitalized" institutions. Occupancy and equipment expenses increased by $93 thousand from the nine month comparative periods ended September 30, 1994 to September 30,

1995, which resulted from the aforementioned new branch openings in 1994. Other expenses increased by $196 thousand for the nine month period ended September
30, 1995 compared to the same period for 1994 as a result of increased expenditures related to marketing and advertising, bank card processing and outside professional services.

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

     Non-performing loans at September 30, 1995 totalled $1.7 million or .43 percent of total loans outstanding, compared to $1.3 million or .35 percent of loans at December 31, 1994 and $4.0 million or 1.06 percent of loans at September 30, 1994. Non-performing assets at September 30, 1995 were $2.7 million or .71 percent of loans plus other real estate owned compared to $3.3 million or .86 percent of loans plus other real estate owned at December 31, 1994 and $6.6 million or 1.73 percent of loans plus other real estate owned at September 30, 1994. The improvement in non-performing assets at September 30, 1995 as compared to September 30, 1994 was a result of decreased levels of non-accrual loans and other real estate owned. During 1995, disposals of non-performing assets consisted of third-party transactions amounting to $1.5 million.

     The following is a presentation of non-performing assets as of September 30, 1995, December 31, 1994, and September 30, 1994:

                                      Sept. 30     Dec. 31   Sept. 30
(Dollars in thousands)                  1995        1994       1994
                                      --------     -------    ------
Non-performing loans                   $1,665      $1,346      $4,028

Other real estate owned, net            1,059       1,969       2,621
                                       ------      ------      ------
Total non-performing assets            $2,724      $3,315      $6,649
                                       ======      ======      ======

Loans past due 90 days or more
  as to principal or interest          $1,235      $  647      $  175


Non-performing loans as a
  percent of loans outstanding            .43%        .35%       1.06%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned            .71%        .86%       2.73%

     Interest income of approximately $41 thousand and $118 thousand would have been recognized during the three and nine month periods ended September 30, 1995, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $13 thousand and $40 thousand was recognized during the three and nine months ended September 30, 1995.

     Group concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
Agriculture-related  borrowings  at September  30, 1995  totalled $87 million or
22.7 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At September 30, 1995 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three or nine months ended September 30, 1995.

Financial Position

     Total assets at September 30, 1995 were $563 million compared to $548 million at December 31, 1994. Total loans outstanding at September 30, 1995 were $384 million compared to $383 million at December 31, 1994. Total deposits at September 30, 1995 were $476 million compared to $469 million at December 31, 1994.

Capital Adequacy

     The Company's stockholders' equity was $57.1 million at September 30, 1995 and $52.1 million at December 31, 1994. Total stockholders' equity increased by
9.5 percent from December 31, 1994 which was the net effect of the recognition of $5.5 million in net income for the nine month period, cash dividend payments to stockholders of $2.1 million and a favorable change in net unrealized gains or losses on investment securities available for sale of $1.3 million. Net unrealized losses on investment securities available for sale of $111 thousand and $1.4 million were included as a component of stockholders' equity at September 30, 1995 and December 31, 1994, respectively.

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

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for possible loan losses. The rules require that banking organizations must have ratios of 4.00 percent and
8.00 percent for Tier 1 and Total Capital, respectively. At September 30, 1995 the Company's Tier 1 and Total Capital ratios were 13.55 percent and 14.90 percent, respectively. Tier 1 and Total Capital ratios were 12.77 percent and
14.12 percent respectively, at December 31, 1994. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. At September 30, 1995, the Company's Leverage ratio was 10.07 percent and was 9.89 percent at December 31, 1994.

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

     The Bank has entered into interest rate swap contracts, and interest rate cap and interest rate collar contracts as part of its asset-liability management activities. These contracts are used primarily for the purpose of managing interest rate risk against specific assets and liabilities in order to minimize mismatches in the Bank's interest rate sensitivity and interest rate risk positions.

     Interest rate contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions.

     The interest income or interest expense differential from interest rate swap contracts is recognized as interest income or interest expense over the life of the contract. The interest income or interest expense resulting from the cap and collar contracts would be recognized when the national prime rate moves below or above a predetermined interest rate level. Gains or losses from early termination of swap contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. The Company is not exposed to credit risk in terms the notional amounts of these contracts, however, the receipt of payments representing the interest differential is based on the creditworthiness of the counterparty to each contract.

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

     During the third quarter of 1995 the Company entered into three interest rate swap contracts. On July 7, 1995 the Company entered into an interest rate swap contract with a notional amount of $10 million. The contract states that the Company would receive a fixed rate of 8.41 percent and pay a floating prime rate based on the national prime rate. The contract expires on July 7, 1998. The Company entered into an interest rate swap contract on July 28, 1995 with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.65 percent and pay a floating prime rate based on the national prime rate. This contract expires on July 28, 1997. The Company entered into another interest rate swap contract on August 15, 1995 with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.75 percent and pay a floating prime rate based on the national prime rate. This contract expires on August 15, 1997.

     The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The counterparties of the aforementioned interest rate contracts are commercial banks having a rating of A1 from Moody's Investor Service.

     The interest rate swap contracts and the interest rate cap/collar contract were entered into to protect the Company's interest rate risk in a declining or stable interest rate environment. Specifically, these contracts protect the Company's risk from negative movements in its prime rate based asset portfolio which would not be perfectly matched by repricing liabilities.

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at September 30, 1995 and December 31, 1994:

                                       Contractual Amounts

                                    September 30     December 31
(Dollars in thousands)                   1995            1994
                                    ------------       --------
Financial instruments whose
contractual
  amounts represent credit risk:
Commitments to extend credit            $86,065        $84,398
Standby letters of credit                 9,151          7,983
Contractual amounts of off-balance
sheet financial instruments not
constituting credit risk:
   Interest rate swap, notional
     value                               30,000         10,000
   Interest rate cap/collar,
     notional value                      10,000         10,000

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.

     Currently, the Company has not determined whether it will adopt the fair value based method and accordingly, cannot estimate the impact on the basic financial statements that SFAS 123 will have upon adoption.

     SFAS 123 is effective for financial statements with fiscal years beginning after December 15, 1995.

         AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                 Three Months Ended Sept. 30, 1995   Three Months Ended Sept. 30, 1994
                                                 Average                    Average      Average              Average
                                                 Balance       Interest       Rate       Balance    Interest    Rate
Assets
    Loans                                       $ 382,460      $   8,908      9.24%     $ 373,998   $   7,981   8.47%
    Money market investments                       12,101            175      5.74          4,656          53   4.52
    Investment securities:
        Taxable                                   130,597          1,875      5.70        118,149       1,572   5.28
        Non-taxable                                11,001            194      7.00         12,509         212   6.72
                                                ---------      ---------      ----      ---------   ---------   ----
             Total investment securities          141,598          2,069      5.80        130,658       1,784   5.42
             Total earning assets                 536,159      $  11,152      8.25%       509,312   $   9,818   7.65%
                                                               =========      ====                  =========   ====

    Other assets                                   28,164                                  28,756
                                                   ------                                  ------
             Total assets                       $ 564,323                               $ 538,068
                                                =========                               =========

Liabilities and stockholders' equity Interest
   bearing deposits:
        Now accounts                            $  55,746      $     202      1.44%     $  62,262   $     225   1.43%
        Savings and money market                  123,734            956      3.07        131,064         818   2.48
        Time                                      240,402          3,516      5.80        203,140       2,331   4.55
                                                ---------      ---------      ----      ---------   ---------   ----
             Total interest bearing deposits      419,882          4,674      4.42        396,466       3,374   3.38

    Short-term borrowings                          11,664            118      4.01         19,018         167   3.48
    Long-term debt                                 11,949            178      5.91         11,843         172   5.76
                                                ---------      ---------      ----      ---------   ---------   ----
        Total interest bearing liabilities        443,495      $   4,970      4.45%       427,327   $   3,713   3.45%
                                                               =========      ====                  =========   ====

    Non-interest bearing deposits                  57,427                                  54,888
    Other liabilities                               7,085                                   4,963
    Stockholders' equity                           56,316                                  50,890
                                                   ------                                  ------
        Total liabilities and
        stockholders' equity                    $ 564,323                               $ 538,068
                                                =========                               =========

    Net interest income                                        $   6,182                            $   6,105
    Total yield on earning assets                                             8.25%                             7.65%
    Rate on supporting liabilities                                            3.68%                             2.89%
                                                                              ----                              ----
    Net interest margin                                                       4.57%                             4.76%
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

         AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                 Nine Months Ended Sept. 30, 1995     Nine Months Ended Sept. 30, 1994
                                                Average                    Average      Average              Average
                                                Balance       Interest       Rate       Balance    Interest    Rate
Assets
    Loans                                      $ 380,883      $  26,283      9.23%     $ 367,268   $  22,599   8.23%
    Money market investments                       9,605            422      5.87          2,723          83   4.08
    Investment securities:
        Taxable                                  125,198          5,282      5.13        119,626       4,592   5.06
        Non-taxable                               11,190            590      6.90         12,920         667   6.97
                                               ---------      ---------      ----      ---------   ---------   ----
             Total investment securities         136,388          5,872      5.30        132,546       5,259   5.25
             Total earning assets                526,876      $  32,577      7.43%       502,537   $  27,941   7.32%
                                                              =========      ====                  =========   ====

    Other assets                                  26,949                                  30,726
                                                  ------                                  ------
             Total assets                      $ 553,825                               $ 533,263
                                               =========                               =========

Liabilities and stockholders' equity
   Interest bearing deposits:
        Now accounts                           $  55,866      $     601      1.45%     $  65,226   $     705   1.45%
        Savings and money market                 120,639          2,666      2.45        134,759       2,465   2.43
        Time                                     236,125          9,859      4.43        195,172       6,470   4.37
                                               ---------      ---------      ----      ---------   ---------   ----
             Total interest bearing deposits     412,630         13,126      3.26        395,157       9,640   3.20

    Short-term borrowings                         11,998            362      3.17         17,808         422   2.99
    Long-term debt                                11,684            581      5.89         10,768         474   5.48
                                               ---------      ---------      ----      ---------   ---------   ----
        Total interest bearing liabilities       436,312      $  14,069      3.32%       423,733   $  10,536   3.25%
                                                              =========      ====                  =========   ====

    Non-interest bearing deposits                 56,320                                  54,064
    Other liabilities                              6,697                                   4,902
    Stockholders' equity                          54,496                                  50,564
                                                  ------                                  ------
        Total liabilities and
        stockholders' equity                   $ 553,825                               $ 533,263
                                               =========                               =========

    Net interest income                                       $  18,508                            $  17,405
    Total yield on earning assets                                            8.27%                             7.43%
    Rate on supporting liabilities                                           3.57%                             2.79%
                                                                             ----                              ----
    Net interest margin                                                      4.70%                             4.64%
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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  None.

(b.) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                         KEYSTONE HERITAGE GROUP, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Keystone Heritage Group, Inc.
                                         (Registrant)


Date  November 8, 1995               By /s/ Kurt A. Phillips
      --------------------              --------------------------------------
                                        Kurt A. Phillips
                                        Chief Financial and Accounting Officer