Form 10-K405
period 1995-12-31
KEYSTONE HERITAGE GROUP INC
filed 1996-03-28
CIK 715366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission file number 0-13775


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

Registrant's telephone number, including area code: (717) 274-6800

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, $5.00 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes __X__   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.       [ X ]

     The aggregate market value of the registrant's voting stock held by its non-affiliates on March 25, 1996 (based on the average bid and asked prices on that date) was approximately $94,926,950. Reference is made to page 6 herein for a statement of the assumptions upon which this calculation is based.

     As of March 25, 1996, the registrant had 4,071,683 common shares of $5.00 Par Value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Parts I and II of this report are incorporated herein by reference to the 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders; certain portions of Part III of this report are incorporated herein by reference to the Keystone Heritage Group, Inc. definitive Proxy Statement dated March 7, 1996.

                                     PART I

ITEM 1.   BUSINESS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized in 1982 under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956, as amended. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank"), which is the successor to several banking institutions, the oldest of which was chartered in 1831. The Bank engages in a general commercial and retail banking and trust business through its branch offices which are located in the five-county market area of Lebanon, Lancaster, Dauphin, Schuylkill and Berks Counties. The Bank is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation to the extent provided by law.

     At December 31, 1995, the Company had total consolidated assets of $577.8 million, total deposits of $487.9 million, total outstanding loans of $391.0 million, and stockholders' equity of $58.9 million. At December 31, 1994, the Company had total assets of $548.2 million, total deposits of $468.7 million, total outstanding loans of $383.2 million, and stockholders' equity of $52.1 million.

     The Bank conducts a general banking and trust business at its headquarters office in Lebanon, Pennsylvania and through 18 other branches, eight of which are located in Lebanon County, six in Lancaster County, one in Dauphin County, two in Berks County and one in Schuylkill County. The Bank offers a wide range of loan and deposit products to individual and business customers. The Bank also provides automated teller machine (ATM) access through sixteen automated teller machines owned and operated by the Bank which are part of the MAC(R) shared automated ATM network, and the PLUS(R) System ATM network. Two of the Bank's ATM's are stand-alone facilities. The Bank offers a variety of fiduciary, investment, advisory, employee benefit, corporate agency and custodian services to its trust customers. At December 31, 1995, total trust assets having a book value of $210.3 million were under management or administration by the Bank's Trust Group.

     Keystone Heritage Life Insurance Company is a wholly owned non-bank subsidiary of the Company that reinsures credit life and accident and health policies written on consumer loans generated by Lebanon Valley National Bank. At December 31, 1995 this subsidiary had total assets of $1.1 million.

Competition

     The Bank is subject to intense competition from other commercial banks as well as from savings and loan associations, credit unions, brokerage firms, money market funds, consumer finance companies, insurance companies, and others who offer consumer and commercial credit and investment services. Many of the Bank's competitors have substantial resources and operations which are national in scope.

     The business of the Bank and the Company is not dependent upon any one customer relationship, and the loss of any one customer would not have a material impact upon the financial condition of either the Bank or the Company. The Bank does not obtain any material portion of its deposits from a single individual, one particular business, or from local, state or federal governments. The majority of the Bank's lending activity, as well as its deposits, are concentrated in southcentral Pennsylvania. There is no significant risk attendant to foreign sources and application of funds. There is not expected to be any material effect on the capital, expenditures, earnings, or competitive position of the Bank due to compliance with any federal, state, or local regulations or guidelines which have been adopted relating to the protection of the environment.

Supervision and Regulation

     The Company is a Pennsylvania bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") under the Bank Holding Company Act of 1956 and is required to comply with its reporting and approval requirements. The Act requires that the Company obtain approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or to merge or consolidate with any other bank holding company. The Act also prohibits the Company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of another company engaged in non-banking activities and from engaging in any business other than banking, unless the Federal Reserve Board, by order or regulation, has determined such activities to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

     The Bank is a national bank, chartered under the National Banking Act, and is subject to the primary supervision of, and is examined by, the Office of the Comptroller of the Currency. The Bank is subject to provisions of the Federal Reserve Act, which (among other things) restricts the ability of a bank to extend credit to its parent holding company or to certain of the parent's subsidiaries, or to invest in the Company's common stock or to take such stock as collateral for loans to any borrower. The operations of the Bank are also subject to regulation by the FDIC.

     The Company is also subject to the monetary and credit policies of the Federal Reserve System. The Federal Reserve System regulates the national supply of bank credit through open market transactions in U.S. Government securities and by controlling the discount rate charged for bank borrowings and the reserve requirements on bank deposits.

     Federal Law allows banks, beginning June 1, 1997, to expand across state lines by acquiring existing banks or merging affiliated banks into a single interstate bank, subject to the right of individual states to opt in early (as Pennsylvania has done) or to opt out entirely by June 1, 1997, The same law allows banks to create de novo branches in another state if the law of the other state permits, as Pennsylvania's now does. Finally, federal law has permitted since September 1995 interstate ownership by bank holding companies without regard to state laws limiting interstate ownership by bank holding companies or imposing conditions such as reciprocity. Interstate banking and branching authority is subject to regulatory approval and to certain conditions and restrictions, such as capital adequacy, Community Reinvestment Act compliance and deposit concentration. The Company does not currently have any plans to expand its activities outside Pennsylvania.

     Although this legislation should have the impact of quickening the pace of consolidation within the banking industry, the Company does not anticipate any immediate impact upon its financial condition or its operations as a result of this new law.


Employees

     As of December 31, 1995, the Company employed 274 full-time employees and 49 part-time employees.


ITEM 2.   PROPERTIES

     The Company and the Bank own their principal executive and administrative offices which are located at 555 Willow Street, Lebanon, Pennsylvania, at which address the Bank also owns and operates a branch banking facility and an "ATM". The Bank also owns its data processing operations center located at 421 East Penn Avenue, Cleona, Pennsylvania. A branch banking facility is also located at this address. In addition, the Bank owns eleven other branch banking buildings. Five branch offices are leased under lease agreements which expire at various dates through 2013. The above facilities are generally believed to be adequate for the Company's current needs.


ITEM 3.   LEGAL PROCEEDINGS

     Note 17 of the "Notes to Consolidated Financial Statements" on page 24 of the 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ADDITIONAL INFORMATION

     The following information is furnished in Part I of this report pursuant to Instruction 3 to Item 401 (b) of Regulation S-K.


EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

     The following sets forth as of March 25, 1996 information concerning the officers of the Company and the Bank and certain other officers of the Company and its subsidiaries. Shown are the name, age, and position or office with the Company and its subsidiaries held by each listed person, the date since that position or office has been held, and principal occupation during the last five years, if other than as an employee of the Company or its subsidiaries. No family relationships exist between any of the officers or directors. Except as noted below, all officers hold office at the pleasure of the Board of Directors of the Company, and there are no arrangements or understandings between any such officer and any other person which resulted in his selection as an officer. The Company's Board of Directors has determined that the only executive officers of the Company are Albert B. Murry, Kurt A. Phillips and Donald W. Lesher, Jr.



Executive Officers
of the Company           Age   Position & Office During the Last Five Years

Albert B. Murry (1)      55    President  and  Chief  Executive  Officer  of the
                               Company and the Bank.  He has served as President
                               and Chief Executive  Officer of the Company since
                               1983,  and  as  President  and  Chief   Executive
                               Officer of the Bank since 1978. Mr. Murry has been employed by the Bank since 1978.

Kurt A. Phillips(1)      39    Treasurer and Chief Financial Officer  (principal
                               financial and accounting officer) of the Company since 1984, Executive Vice President of the Bank since 1994 and Chief Financial Officer of the Bank since 1983. Mr. Phillips has been employed by the Bank since 1978.

Donald W. Lesher, Jr.    51    Vice President of the Company and Chairman of the
                               Board of the Bank (non- compensated positions) since July 1993. Mr. Lesher is President of
                               Lesher Mack Sales and Services, Inc. and has been a director of the Company since 1983.


Other Officers

Calvin L. Cassel         40    Senior Vice  President  of the Bank's  Operations
                               Group since 1984. Mr. Cassel
                               began his employment with the Bank in 1981.

Larry H. Eberly          53    Senior  Vice   President   of  the  Bank's  Trust
                               Department   since  1984.  Mr.  Eberly  has  been
                               employed by the Bank since 1960.


Michael H. Firestine     45    Senior Vice  President of the Bank's  Agriculture
                               Banking Group since 1992. Mr. Firestine has been employed by the Bank since 1976.

Neal R. Hickle           53    Senior  Vice  President  of the Bank's  Corporate
                               Banking   Group  since  1992.   Mr.   Hickle  was
                               previously  employed  by  Hamilton  Bank  as Vice
                               President in the Commercial Banking Division from
                               1986 to 1992.

Timothy L. Sandoe        38    Senior Vice  President of the Retail Credit Group
                               since   1992.    Vice    President    of   Credit
                               Administration from 1987 to 1992. Mr. Sandoe has been employed by the Bank since 1983.

Ellen M. Whitmoyer       44    Senior Vice  President  of the  Consumer  Banking
                               Group  since  1992.   Mrs.   Whitmoyer  has  been
                               employed by the Bank since 1984.

Robert A. Talalai        63    Senior  Vice  President  of  the  Special  Assets
                               Group. Mr. Talalai has been employed by the Bank since 1991. Mr. Talalai was previously employed by Mellon Bank N.A. as a Vice President of the Quality Control Division.

(1) The Bank has entered into agreements with Albert B. Murry and Kurt A. Phillips pursuant to which they are employed as President and Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Bank, respectively. These agreements provide for Messrs. Murry and Phillips to be paid base salaries as determined by the Compensation Committee of the Bank's Board of Directors, plus increases and bonuses as are consistent with those made available to other officers of the Bank. The Bank may terminate these agreements upon three years' notice and 30 months notice, respectively, or the death or disability of Mr. Murry or Mr. Phillips, respectively, or upon their conviction of a crime involving moral turpitude, or upon being charged with a criminal offense arising out of these employments.

Assumptions Used in Calculating Market Value of Common Stock

     For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares at March 25, 1996 were held by non-affiliates except for the shares held by directors and officers of the Company or the Bank. However, this should not be deemed to constitute an admission that all such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal stockholders is included elsewhere herein and in the Company's definitive proxy statement filed with the Securities and Exchange Commission.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Stockholders   Information"   on  page  48  and   Footnote  18   "Dividend
Restrictions" on page 25 of the 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders are incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     "Summary of Selected Financial Data" on page 31 of the 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 through 47 of the 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements appearing on pages 10 through 13 of the 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders, along with the accompanying notes to consolidated financial statements on pages 14 through 29, and the Independent Auditors' Report on page 30 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held April 16, 1996, which definitive proxy statement was filed with the Securities and Exchange Commission on March 7, 1996.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS:

     The  following   consolidated  financial  statements  of  the  Company  are incorporated herein by reference to the 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders.

                                                                     Page Number
                                                                     (in Annual
                                                                       Report)


Consolidated Balance Sheets as of December 31, 1995 and 1994                 10

Consolidated Statements of Income for the years ended
December 31, 1995, 1994 and 1993                                             11

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1995, 1994 and 1993                                 12

Consolidated Statements of Cash Flows
for the years ended December 31, 1995, 1994 and 1993                         13

Notes to Consolidated Financial Statements                              14 - 29

Independent Auditors' Report                                                 30

(a)  2.   FINANCIAL STATEMENT SCHEDULES:

     All schedules applicable to the registrant are shown in the respective financial statements or in the notes thereto.

(a)  3.   EXHIBITS:

     3.1  Articles of Incorporation of Keystone Heritage Group, Inc.

     3.2  Restated By-laws of Keystone Heritage Group, Inc., as amended.

     4 Miscellaneous long term debt instruments and credit facility or line of credit agreements of the Company, under each of which the underlying authorized debt is equal to or less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis, are not filed as exhibits to this report. The Company agrees to
          furnish  to  the  Commission,   upon  request,   copies  of  any  such
          instruments.

     10.1 Employment  agreement  between Lebanon Valley National Bank and Albert
          B. Murry, President and Chief Executive Officer.

     10.2 Employment agreement between Lebanon Valley National Bank and Kurt A. Phillips, Executive Vice President and Chief Financial Officer.

     13 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders, filed herewith. Such report, except for the portions thereof which are expressly incorporated by reference into this Form 10-K, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of the filing.

     21   Subsidiaries of Keystone Heritage Group, Inc.

     23   Consent of Independent Auditors.

     27   Financial Data Schedule.


(b) No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KEYSTONE HERITAGE GROUP, INC.
                                   (Registrant)


                                   by   /s/ Albert B. Murry
                                        ---------------------------------------
                                        Albert B. Murry
                                        President and Chief Executive Officer
                                        March 25, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                               Title                         Date


/s/ Raymond M. Dorsch, Jr.                                        March 25, 1996
----------------------------
Raymond M. Dorsch, Jr.                  Director


/s/ Lance M. Frehafer                                             March 25, 1996
----------------------------
Lance M. Frehafer                       Secretary and Director


/s/ Harry J. Gensemer                                             March 25, 1996
----------------------------
Harry J. Gensemer                       Director


/s/ Charles V. Henry III                                          March 25, 1996
----------------------------
Charles V. Henry III                    Director


s/s Wendie DiMatteo Holsinger                                     March 25, 1996
-----------------------------
Wendie DiMatteo Holsinger


/s/ Bruce A. Johnson                                              March 25, 1996
----------------------------
Bruce A. Johnson                        Director


/s/ Donald W. Lesher, Jr.                                         March 25, 1996
----------------------------
Donald W. Lesher, Jr.                   Vice President and
                                        Director


/s/ Thomas I. Siegel                                              March 25, 1996
----------------------------
Thomas I. Siegel                        Director

/s/ Brett H. Tennis                                               March 25, 1996
----------------------------
Brett H. Tennis                         Director


/s/ Mark Randolph Tice                                            March 25, 1996
----------------------------
Mark Randolph Tice                      Director


/s/ John E. Wengert                                               March 25, 1996
----------------------------
John E. Wengert                         Director


/s/ Earnest D. Williams, Jr.                                      March 25, 1996
----------------------------
Earnest D. Williams, Jr.                Director


/s/ Albert B. Murry                                               March 25, 1996
----------------------------
Albert B. Murry                         President and Director
                                        (Principal Executive
                                        Officer)

/s/ Kurt A. Phillips                                              March 25, 1996
----------------------------
Kurt A. Phillips                        Treasurer (Principal
                                        Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


                                                                           Page
                                                                          Number

3.1  Articles of Incorporation of Keystone Heritage Group, Inc.

3.2  Restated By-laws of Keystone Heritage Group, Inc.

4 Miscellaneous long-term debt instruments and line of credit agreements of the Company, under each of which the underlying authorized debt is equal to or less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis, are not filed as exhibits of this report. The Company agrees to furnish to the Commission, upon request, copies of any such instruments.

10.1 Employment agreement between Lebanon Valley National Bank and Albert B. Murry, President and Chief Executive Officer.

10.2 Employment agreement between Lebanon Valley National Bank and Kurt A. Phillips, Executive Vice President and Chief Financial Officer.

13 1995 Keystone Heritage Group, Inc. Annual Report to Stockholders, filed herewith. Such report, except for the portions thereof which are expressly incorporated by reference into this Form 10-K, are furnished solely for the information of the Commission and is not to be deemed "filed" as part of the filing.

21   Subsidiaries of Keystone Heritage Group, Inc.

23   Consent of Independent Auditors.

27   Financial Data Schedule.


     Copies of any exhibits will be furnished to any stockholder upon written request directed to Secretary, Keystone Heritage Group, Inc., 555 Willow Street,
P. O. Box 1285, Lebanon, Pennsylvania 17042-1285.