Form 10-Q
period 1996-03-31
KEYSTONE HERITAGE GROUP INC
filed 1996-05-13
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    March 31, 1996


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



              Class                                  Outstanding at May 9, 1996
Common Stock ($5.00 par value)                                4,071,683 shares

                          KEYSTONE HERITAGE GROUP, INC.

                                      Index


PART I - FINANCIAL INFORMATION                                        Page


Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         March 31, 1996 and December 31, 1995 (Unaudited)                3

         Consolidated Statements of Income for the
         Three Months ended March 31, 1996 and
         1995 (Unaudited)                                                4

         Consolidated Statements of Stockholders' Equity
         for the Three Months ended March 31, 1996 and
         1995 (Unaudited)                                                5

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1996 and 1995 (Unaudited)          6

         Notes to Consolidated Financial Statements                      7


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9


PART II - OTHER INFORMATION

Signature Page                                                          19

                          KEYSTONE HERITAGE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)



                                                                           March 31              December 31
                                                                             1996                    1995

ASSETS
      Cash and due from banks                                             $  17,023              $  23,766
      Interest bearing deposits with banks                                      198                    246
      Federal funds sold                                                      5,000                      0
      Investment securities available for sale                               57,393                 65,799
      Investment securities held to maturity
          (fair value of $82,607 and $88,052
          for 1996 and 1995, respectively)                                   82,142                 86,885
      Loans, net of unearned income of
          $2,530 for 1996 and $2,830 for 1995                               392,545                391,009
      Allowance for possible loan losses                                     (7,776)                (8,025)
                                                                          ----------             ----------

           Loans, net                                                       384,769                382,984

      Premises and equipment, net                                             7,675                  7,933
      Accrued interest receivable                                             3,946                  3,844
      Other real estate owned                                                   947                    913
      Deferred tax asset, net                                                 2,914                  3,100
      Other assets                                                            2,664                  2,307
                                                                          ----------             ---------

           Total assets                                                   $ 564,671              $ 577,777
                                                                          ==========             =========

LIABILITIES
      Non-interest bearing deposits                                       $  60,537              $  65,530
      Interest bearing deposits                                             417,303                422,387
                                                                          ----------             ---------

           Total deposits                                                   477,840                487,917

      Short-term borrowings                                                   9,110                  8,640
      Other borrowings                                                       10,941                 14,009
      Accrued interest payable                                                4,006                  5,284
      Other liabilities                                                       2,897                  3,048
                                                                          ----------             ---------

           Total liabilities                                                504,794                518,898

STOCKHOLDERS' EQUITY

      Common stock - $5 par value; Authorized
          10,000,000 shares; Outstanding
          4,071,683 shares at March 31, 1996 and
          December 31, 1995, respectively                                    20,358                 20,358
      Capital surplus                                                        22,078                 22,078
      Retained earnings                                                      17,216                 16,107
      Net unrealized loss on investment securities
           available for sale, net of taxes                                     225                    336
                                                                          ----------             ---------

           Total stockholders' equity                                        59,877                 58,879

           Total liabilities and stockholders'
             equity                                                       $ 564,671              $ 577,777
                                                                          ==========             ==========


See accompanying notes to financial statements.

                          KEYSTONE HERITAGE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                                        Three Months Ended
                                                                             March 31
                                                                       1996            1995

INTEREST INCOME
              Interest and fees on loans                             $ 8,753         $ 8,481
              Interest on investment securities
                  available for sale:
                  Taxable investment securities                          737             662
                  Equity investments                                      55              43
              Interest on investment securities held to maturity:
                  Taxable investment securities                        1,145             856
                  Non-taxable investment securities                      125             116
                                                                     --------        -------
                    Total interest on investment
                    securities                                         2,062           1,677
              Interest on money market investments                        37             134
                                                                     --------        -------
                  Total interest income                               10,852          10,292

INTEREST EXPENSE
              Interest on deposits                                     4,503           3,956
              Interest on short-term borrowings                          121             131
              Interest on other borrowings                               162             182
                                                                     --------        -------
                  Total interest expense                               4,786           4,269

                  Net interest income                                  6,066           6,023

              Provision for possible loan losses                           0               0
                                                                     --------        -------
                  Net interest income after provision
                  for possible loan losses                             6,066           6,023

OTHER OPERATING INCOME
              Trust income                                               317             315
              Service charges on deposits                                306             311
              Net realized gain (loss) on investment
                  securities available for sale                           23              (7)
              Net gain on sale of loans                                   74              40
              Other income                                               483             481
                                                                     --------        -------
                  Total other operating income                         1,203           1,140

OTHER OPERATING EXPENSE
              Salaries and employee benefits                           2,364           2,437
              Occupancy expense, net                                     328             317
              Equipment expense                                          506             466
              Deposit insurance expense                                    1             259
              Other expense                                            1,276           1,141
                                                                     --------        -------
                  Total other operating expense                        4,475           4,620

                  Income before income taxes                           2,794           2,543
              Income taxes                                               871             786
                                                                     --------        -------

                  Net income                                         $ 1,923         $ 1,757
                                                                     ========        =======

PER COMMON SHARE
                  Net income                                         $   .47         $   .43
                                                                     ========        =======

                  Cash dividends paid                                $   .20         $  .165


                          KEYSTONE HERITAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Three Months Ended March 31

                             (Dollars in thousands)

                                                                                                          Net
                                                                                                       Unrealized
                                                                                                     Gain (Loss) on
                                                                                                       Investment
                                                                                                       Securities
                                                                                                      Available for
                                                               Common      Capital       Retained      Sale, Net
                                                                Stock      Surplus       Earnings       of Taxes         Total

Balance, December 31, 1994                                    $15,231      $30,053      $ 8,269         ($1,451)        $52,102
     Net Income                                                   -0-          -0-        1,757             -0-           1,757
     Cash dividends ($.165 per share)                             -0-          -0-         (670)            -0-            (670)
     Change in unrealized gain (loss) on
         investment securities available
         for sale, net of taxes                                   -0-          -0-          -0-             694             694
                                                              -------      -------      -------         --------        -------

Balance, March 31, 1995                                       $15,231      $30,053      $ 9,356         ($  757)        $53,883
                                                              =======      =======      =======         ========        =======


Balance, December 31, 1995                                    $20,358      $22,078      $16,107          $  336         $58,879
     Net income                                                                           1,923                           1,923
     Cash dividends ($.20 per share)                              -0-          -0-         (814)            -0-            (814)
     Change in unrealized gain (loss) on
         investment securities available for
         sale, net of taxes                                       -0-          -0-          -0-            (111)           (111)
                                                              -------      -------      --------        --------        --------

Balance, March 31, 1996                                       $20,358      $22,078      $17,216         $   225         $59,877
                                                              =======      =======      ========        ========        =======



                          KEYSTONE HERITAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                   Three Months Ended
                                                                                      March 31
                                                                                    1996           1995
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                    $ 1,923        $ 1,757
    Adjustments to reconcile net income to cash:
        Provision for possible loan losses                                              0              0
        Depreciation and amortization                                                 391            344
        Deferred income taxes                                                         242            (41)
        Increase in accrued interest receivable                                      (102)          (100)
        Increase (decrease) in
         accrued interest payable                                                  (1,278)           412
        Net gain on sale of loans                                                     (74)           (40)
        Net realized (gain) loss on investment
         securities available for sale                                                (23)             7
        Other, net                                                                   (504)          (143)
                                                                                  --------       --------
            Net cash provided by operating activities                                 575          2,196

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in money market investments                                       (4,952)        (1,300)
    Maturities of investment securities
         held to maturity                                                           9,726         10,376
    Maturities of investment securities
         available for sale                                                        11,291          3,128
    Sale of investment securities available for sale                                   63            100
    Funds invested in investment securities
         held to maturity                                                          (4,958)       (25,992)
    Funds invested in investment securities
         available for sale                                                        (3,174)          (184)
    Net (increase) decrease in loans
         made to customers                                                           (423)         3,520
    Originations of residential mortgage loans sold                                (5,994)        (1,617)
    Proceeds from sale of residential mortgage loans                                4,725          1,862
    Net expenditures for premises and equipment                                      (133)          (301)
    Proceeds from sale of other real estate owned                                       0            412
                                                                                  --------       -------
        Net cash provided from (used by)
          investing activities                                                      6,171         (9,996)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                                                      (10,077)          (514)
    Net increase (decrease) in short-term borrowings                                  470         (1,274)
    Net (decrease) increase in other borrowings                                    (3,068)         2,871
    Cash dividends paid                                                              (814)          (670)
                                                                                  --------       --------
        Net cash used by (provided from)
          financing activities                                                    (13,489)           413

    Net decrease in cash and due from banks                                        (6,743)        (7,387)

    Cash and due from banks at beginning of period                                 23,766         23,568
    Cash and due from banks at end of period                                      $17,023        $16,181

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                                 $ 2,824        $ 2,451
    Income taxes paid                                                                  74            300

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                                                 345            137

                          KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of March 31, 1996 and December 31, 1995, the consolidated statements of income for the three month periods ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the three months ended March 31, 1996. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies discussed below, which were adopted during the quarter ended March 31, 1996. The consolidated financial statements of Keystone Heritage Group,
     Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

2. On January 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets held and used and assets to be disposed of.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

     SFAS 121 requires that long lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The implementation of SFAS 121 did not impact the Company's financial condition or results of operations

3. On January 1, 1996, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amends Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. SFAS 122 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value.

     Presently, the Company does not sell or securitize mortgage loans with servicing rights retained. Accordingly, the Company has not been impacted by the provisions of SFAS 122.

4.   On January 1, 1996 the  Company  adopted the  provisions  of  Statement  of
     Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.

     The Company has not adopted the fair value method as described in SFAS 123. The Company will disclose in the footnotes, in the 1996 Annual Report, pro forma net income and earnings per share information as if the fair value method had been adopted.

5. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 4,071,683 and 4,061,617 for the three month periods ended March 31,1996 and 1995, respectively. All prior period per share data has been restated to give effect for the 4-for-3 stock split that was effective for January 1996.

6. On March 1, 1996 the Company acquired the business operations of Central Mortgage Company, a Lancaster, Pennsylvania mortgage origination company. As consideration for this transaction, the Company will pay the seller an amount equal to one-tenth of one percent (.1%) of all mortgages closed and located in Lancaster County during the next five years, up to a maximum of $50,000 per year. In addition, the building premises and the equipment are being leased by the Company from the seller.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations
     Net income for the Company for the three months ended March 31, 1996 was $1.923 million or $.47 per share, compared to $1.757 million or $.43 per share for the three months ended March 31, 1995. Return on average stockholders' equity and return on average assets for the 1996 period were 13.06 percent and
1.37 percent, respectively.


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

     For purposes of this discussion, interest income and the average yield earned on loans and investments are presented on a taxable equivalent basis. This provides a basis for comparison of tax exempt loans and investments with taxable loans and investments by giving effect to interest earned on tax exempt loans and investments by an amount equivalent to federal income taxes which would have been paid on the assumption that the interest earned on those assets was taxable at the Company's statutory tax rate of 35 percent.

     The table presented on page 17 is a comparative statement of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended March 31, 1996 and 1995.

     Net interest income for the three months ended March 31, 1996 and March 31, 1995 was $6.2 million, respectively. The net interest margin for the first quarter of 1996 was 4.65 percent compared to 4.84 percent for the same period of 1995. Average earning assets for the three month period ended March 31, 1996 were $537.6 million, a $21.2 million or a 4.1 percent increase from the same period of 1995.

     For the three month comparative periods, net interest income increased by $60 thousand, which was comprised of volume associated increases of $290 thousand offset by a $230 thousand decrease which was associated to rate variances. The volume increases were primarily a result of a $21.2 million increase in average earning assets from the same period of 1995. The average investment portfolio grew by $19.2 million and average commercial and agricultural loans grew by $13.2 million. This was partially offset by decreases in average mortgage loans of $2.9 million and average personal loans of $2.2 million. The decrease in personal loans outstanding was due to the net effect of decreases of $6.8 million in indirect auto installment loans and a decrease of $1.1 million in personal credit line loans offset by a $5.8 million or 15.8 percent increase in direct installment loans. The Company has been able to grow its commercial loan and direct personal loan portfolios through increased sales efforts. The credit quality of the Company's loan portfolio continues to remain strong, as indicated by the low level of non-performing loans presented on page 12 and the low amount of net charge-offs presented on page 11. The Company's management of credit risk continues to be emphasized as loan volumes increase.

     The aforementioned asset growth was primarily funded by a $14.8 million increase in average deposit volumes. This was comprised of increases in average savings and money market deposits of $8.8 million, a $4.6 million increase in average time deposits and a $3.5 million increase in average non-interest bearing demand deposits. The increase in average deposit volume was primarily due to an increased sales and marketing effort on gathering deposits in order to support the Company's loan growth. In addition, the Company introduced a competitive money market product on March 1, 1995 which has a tiered pricing structure and is tied directly to the prime rate. This was a key factor in the growth of the money market deposit volumes from the first quarter of 1995 to 1996.

     The decline in the net interest margin from the first quarter of 1995 was due to the fact that higher rates were paid on time deposit and money market accounts. The cost of time deposits and money market deposits increased by 48 and 93 basis points, respectively. The increase in the money market costs resulted from the prime rate based money market product which was introduced on March 1, 1995.

Provision and Allowance for Possible Loan Losses

     There was no provision for possible loan losses charged to net income during the three month period ended March 31, 1996 or 1995. The asset quality continues to remain strong as indicated by the low level of non-performing loans indicated on page 11.

     Net charge-offs of $249 thousand were recorded for the three months ended March 31, 1996 compared to net recoveries of $11 thousand for the same period of 1995.

     The allowance for possible loan losses was $7.8 million or 1.98 percent of total loans outstanding at March 31, 1996 and $8.0 million or 2.05 percent at December 31, 1995. The allowance for possible loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for possible loan losses. The allowance for possible loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for possible loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses.

     The following is a summary of the activity in the allowance for possible loan losses for the three month periods ended March 31, 1996 and 1995:

                                                                        Three Months Ended
                                                                             March   31
(Dollars in thousands)                                                   1996             1995
Allowance for possible loan losses
  at beginning of period                                               $8,025           $8,140
 Loans charged-off:
  Commercial                                                              264               15
  Agriculture                                                               0                0
  Real estate construction                                                  0                0
  Loans to individuals                                                     81              122
  Real estate - residential mortgage                                        0                0
                                                                       ------           ------
 Total loans charged-off                                                  345              137

 Recoveries of loans previously charged-off:
  Commercial                                                               81              126
  Agriculture                                                               0                0
  Real estate construction                                                  4                9
  Loans to individuals                                                     11               13
  Real estate - residential mortgage                                        0                0
                                                                       ------           ------
  Total recoveries of loans previously
   charged-off                                                             96              148
  Net loans charged-off                                                   249              (11)
  Current period's provision for
  possible loan losses                                                      0                0
                                                                       ------           ------

  Allowance for possible loan
  losses at end of period                                              $7,776           $8,151
                                                                       ======           ======


Other Operating Income and Expense

     Other operating income was $1.2 million for the three months ended March 31, 1996 and $1.1 million for the same period of 1995. The increase in other income was due to a $34 thousand increase in the gain on sale of loans. On March 1, 1996, the Company completed a transaction to purchase Central Mortgage Company, a mortgage origination company based in Lancaster, Pennsylvania. A total of $4.7 million in mortgage loans were originated and sold during the first quarter of 1996 compared to $1.9 million during the same periods of 1995. The Company plans to continue selling mortgages in the secondary market and anticipates an increase in gains on the sale of loans, as a result of this transaction. As consideration for this transaction, the Company will pay the seller an amount equal to one-tenth of one percent (.1%) of all mortgages closed and located in Lancaster County during the next five years, up to a maximum of $50,000 per year. In addition, the building premises and the equipment are being leased by the Company from the seller.

     Other operating expense for the three months ended March 31, 1996 was $4.5 million, a 1.3 percent decrease from the $4.6 million reported for the same period of 1995. The decrease was due to a $258 thousand decrease in the amount paid for FDIC insurance and a $73 thousand or 3 percent decrease in the amount of salary and benefit expenses. The decrease in FDIC insurance expense is due to the lower premium rate being charged to the Bank by the FDIC. The Bank is currently paying a quarterly assessment amount of $500. Salaries and benefits decreased as a result of an internal productivity enhancement program that will strengthen the Company's sales efforts of the Bank's products while maximizing its overhead efficiency. This plan resulted in a 3 percent reduction in staffing positions which were realized through attrition.

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

     Non-performing loans at March 31, 1996 totalled $1.5 million or .39 percent of total loans outstanding, compared to $1.5 million or .39 percent of loans at December 31, 1995 and $2.6 million or .68 percent of loans at March 31, 1995. Non-performing assets at March 31, 1996 were $2.5 million or .63 percent of loans plus other real estate owned compared to 2.5 million or .62 percent of loans plus other real estate owned at December 31, 1995 and $4.2 million or 1.09 percent of loans plus other real estate owned at March 31, 1995. The improvement in non-performing assets at March 31, 1996 as compared to March 31, 1995 was a result of decreased levels of non-accrual loans and other real estate owned. Non-accruing loans increased by $267 thousand from December 31, 1995 as the result of adding four loans to non-accrual status during the quarter.

     The Company has determined that loans with a carrying value of $1.0 million, $1.2 million and $1.9 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively, are deemed to be impaired. The specific reserves related to such loans, although not material, are included in the general allowance for possible loan losses. The average balance of loans classified as impaired for the three month comparative periods amounted to $784 thousand at March 31, 1996 and $1.8 million 1995. Interest income of approximately $13 thousand and $4 thousand was recognized during the three month periods of 1996 and 1995, respectively, on loans classified as impaired loans.

     The following is a presentation of non-performing assets as of March 31, 1996, December 31, 1995, and March 31 1995:

                                                          March 31         Dec. 31       March 31
(Dollars in thousands)                                     1996              1995           1995
Non-accruing loans                                       $  1,008         $    741        $  1,864
Loans past due 90 days of more as to
  principal or interest                                       524         $    793        $    724
                                                         --------         --------        --------
Total non-performing loans                                  1,532            1,534           2,588

Other real estate owned, net                                  947              913           1,560
                                                         --------         --------        --------
Total non-performing assets                              $  2,479         $  2,447        $  4,148
                                                         ========         ========        ========

Allowance for possible loan losses to
  non-performing loans                                     5.08x            5.23x           3.15x
Non-performing loans as a
  percent of loans outstanding                              .39%             .39%            .68%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned                              .63%             .62%           1.09%


     Interest income of approximately $21 thousand would have been recognized during the three month period ended March 31, 1996, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $13 thousand was recognized during the three months ended March 31, 1996.

     Group concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Agriculture-related borrowings at March 31, 1996 totalled $93 million or 23.7 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At March 31, 1996 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three months ended March 31, 1996.

Financial Position

     Total assets at March 31, 1996 were $565 million compared to $578 million at December 31, 1995. Total loans outstanding at March 31, 1996 were $393 million compared to $391 million at December 31, 1995. Total deposits at March 31, 1996 were $478 million compared to $488 million at December 31, 1995. The change in deposits from December 31, 1995 to March 31, 1996 was the result of fluctuations non-interest bearing demand deposits and other transaction accounts and was not due to a continuing downward trend in deposit volumes.

Capital Adequacy

     The Company's stockholders' equity was $59.9 million at March 31, 1996 and $58.9 million at December 31, 1995. Total stockholders' equity increased by 1.7 percent from December 31, 1995 which was the net effect of the recognition of $1.9 million in net income for the three month period, cash dividend payments to stockholders of $814 thousand and an unfavorable change in net unrealized gains or losses on investment securities available for sale of $111 thousand. Net unrealized gains on investment securities available for sale of $225 thousand and $336 thousand were included as a component of stockholders' equity at March 31, 1996 and December 31, 1995, respectively.

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

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for possible loan losses. The rules require that banking organizations must have ratios of 4.00 percent and
8.00 percent for Tier 1 and Total Capital, respectively. At March 31, 1996 the Company's Tier 1 and Total Capital ratios were 13.88 percent and 15.21 percent, respectively. Tier 1 and Total Capital ratios were 13.59 percent and 14.93 percent respectively, at December 31, 1995. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. At March 31, 1996, the Company's Leverage ratio was 10.52 percent and was 10.29 percent at December 31, 1995.

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

     Interest rate contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions should the counterparties fail to perform. Notional principal amounts often are used to express the volume of these transactions.

     The interest income or interest expense differential from interest rate swap contracts is recognized on the accrual basis as a component of interest income or interest expense over the life of the contract. Interest income or interest expense resulting from the cap and collar contracts is recognized on the accrual basis when the national prime rate moves below or above a predetermined interest rate level. Gains or losses from early termination of swap contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. The Company is not exposed to credit risk in terms of the notional amounts of these contracts, however, the receipt of payments representing the interest differential is based on the creditworthiness of the counterparty to each contract.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. Each asset and liability reprices either at maturity or during the life of the instrument. Interest rate sensitivity measures the difference between the volume of assets and liabilities that are subject to repricing at a future period of time. These differences are known as interest sensitivity gaps.

     The principal objectives of asset-liability management are to manage the funding and investment strategies necessary to maintain an appropriate balance of the sensitivity between assets and liabilities to potential movements in interest rates and to provide adequate liquidity while enhancing profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. An interest rate risk simulation model is also used to assess the level of interest rate risk inherent in the Company's assets and liabilities under various interest rate scenarios. The Company recognizes the importance of managing both assets and liabilities simultaneously for the purpose of reducing interest rate risk, providing liquidity, and enhancing the market value of the Company.

     Managing interest rate sensitivity is an inexact science. The repricing intervals between assets and liabilities change on a daily basis. Contractual maturities are not always the same as actual maturities as a result of prepayments prior to scheduled maturities. Additionally, demand deposits, NOW accounts, and money market fund accounts may be withdrawn upon demand, and savings deposits may be withdrawn upon a very short period of notice. However, for asset-liability management purposes, the Company considers a portion of each of these types of deposits to be "core" amounts which may be considered to have various maturities.

         The Company manages its interest rate sensitivity by changing mix and repricing characteristics of its assets and liabilities through its investment securities portfolio, its loan and deposit terms, and through the use of off-balance sheet derivatives, primarily interest rate swaps and interest rate cap/collar contracts. These interest rate contracts will have the effect of decreasing net interest income in a rising rate environment and increasing net interest income in a decreasing rate environment.

         The Company's use of these interest rate contracts is closely monitored by the Company's Board of Directors and is closely controlled as to levels of exposure. At March 31, 1996 the Company had five interest rate agreements outstanding having a total notional amount of $50 million. These agreements are in the form of interest rate swap agreements each with a notional amount of $10 million.

     The Company entered into two interest rate swap contracts during the first quarter of 1996. On March 4, 1996, the Company entered into an interest rate swap contract with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.25 percent and pay a floating prime rate based on the national prime rate. The Company entered into another interest rate swap contract on March 14, 1996 with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.65 percent and pay a floating prime rate based on the national prime rate.

     The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The counterparties of the aforementioned interest rate contracts are commercial banks having a rating of A1 from Moody's Investor Service.

     The interest rate swap contracts were entered into to protect the Company's interest rate risk in a declining or stable interest rate environment. Specifically, these contracts protect the Company's risk from negative movements in its prime rate based asset portfolio which would not be perfectly matched by repricing liabilities. These contracts were entered into to minimize the negative effects that the Bank will realize in falling rate environments (e.g. reduction in prime based rates).

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at March 31, 1996 and December 31, 1995:

                                                                 Contractual Amounts

                                                       March 31                        December 31
(Dollars in thousands)                                   1996                             1995
Financial instruments whose
contractual
  amounts represent credit risk:
Commitments to extend credit                           $92,388                          $88,242
Standby letters of credit                                7,599                            8,862
Contractual amounts of off-balance
sheet financial instruments not
constituting credit risk:
   Interest rate swap, notional
value                                                   50,000                           30,000
   Interest rate cap/collar,
notional value                                             -0-                           10,000



Supervision and Regulation

     During 1994, Congress passed legislation to remove geographic restrictions on bank expansion. The Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 will allow banks to expand across state lines to merge existing multi-state branching operations into a single institution or to acquire new branches in other states. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management, CRA compliance and limits on deposit concentrations. The effective date for this legislation will be June 1, 1997. Individual states will have the option to opt in early or to opt out completely prior to June 1, 1997.

     Although the passage of this legislation should have the impact of quickening the pace of consolidation within the banking industry, the Company does not anticipate any immediate impact upon its financial condition or its operations as a result of this new law.

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

New Accounting Standards

     On January 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets held and used and assets to be disposed of.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

     SFAS 121 requires that long lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The implementation of SFAS 121 did not impact the Company's financial condition or results of operation.

     On January 1, 1996, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amends Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. SFAS 122 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value.

     Presently, the Company does not sell or securitize mortgage loans with servicing rights retained. Accordingly, the Company has not been impacted by the provisions of SFAS 122.

     On January 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.

     The Company has not adopted the fair value method as described in SFAS 123. The Company will disclose in the footnotes, in the 1996 Annual Report, pro forma net income and earnings per share information as if the fair value method had been adopted.

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                            Three Months Ended March 31, 1996         Three Months Ended March 31, 1995
                                               Average               Average              Average              Average
                                               Balance    Interest    Rate               Balance    Interest    Rate
Assets
    Loans                                    $390,350     $  8,833    9.10%             $381,817    $  8,552     9.01%
    Money market investments                    2,729           37    5.42                 9,247         134     5.81
    Investment securities:
        Taxable                               132,655        1,938    5.87               114,843       1,559     5.46
        Non-taxable                            11,863          193    6.54                10,466         179     6.88
                                             --------     --------   -----              --------    --------     ----
             Total investment securities      144,518        2,131    5.93               125,309       1,738     5.58
             Total earning assets             537,597     $ 11,001    8.23%              516,373    $ 10,424     8.12%
                                             ========      =======   =====                          ========     ====

    Other assets                               27,023                                     26,186
                                             --------                                   --------
             Total assets                    $564,620                                   $542,559
                                             ========                                   ========

Liabilities and stockholders' equity
    Interest bearing deposits:
        Now accounts                         $ 55,062     $    191    1.39%             $ 57,230    $    202     1.43%
        Savings and money market              127,790          986    3.10               118,960         794     2.71
        Time                                  233,735        3,326    5.72               229,119       2,960     5.24
                                             --------     --------   -----              --------    --------     ----
             Total interest bearing deposits  416,587        4,503    4.35               405,309       3,956     3.96

    Short-term borrowings                      11,505          121    4.22                13,138         131     4.04
    Long-term debt                             11,111          162    5.85                10,678         182     6.91
                                             --------     --------   -----              --------    --------     ----
        Total interest bearing liabilities    439,203     $  4,786    4.38%              429,125    $  4,261     4.03%
                                                          ========   =====                          ========    =====

    Non-interest bearing deposits              58,060                                     54,543
    Other liabilities                           8,138                                      6,195
    Stockholders' equity                       59,219                                     52,696
                                             --------                                   --------
        Total liabilities and
        stockholders' equity                 $564,620                                   $542,559
                                             ========                                   ========

    Net interest income                                   $  6,215                                  $  6,155
    Total yield on earning assets                                      8.23%                                     8.19%
    Rate on supporting liabilities                                     3.58%                                     3.35%
                                                                      -----                                     -----
    Net interest margin                                                4.65%                                     4.84%
                                                                       ====                                     =====



Interest and average interest rates are presented on a fully taxable equivalent basis, using an effective tax rate of 35%. For purposes of calculating loan yields, average loan balances include non-accrual loans. Loan fees are included in interest income.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  None.

(b.) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

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



                                       Keystone Heritage Group, Inc.
                                       (Registrant)


Date  May 9, 1996                     By /s/ Kurt A. Phillips
                                         --------------------------------------
                                         Kurt A. Phillips
                                         Chief Financial and Accounting Officer