Form 10-Q
period 1996-06-30
KEYSTONE HERITAGE GROUP INC
filed 1996-08-14
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    June 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at August 12, 1996
Common Stock ($5.00 par value)                          4,069,283 shares

                          KEYSTONE HERITAGE GROUP, INC.

                                      Index

PART I - FINANCIAL INFORMATION                                            Page

Item 1 - Financial Statements

     Consolidated Balance Sheets as of
     June 30, 1996 and December 31, 1995 (Unaudited)                        3

     Consolidated Statements of Income for the
     Three and Six Months ended June 30, 1996 and
     1995 (Unaudited)                                                       4

     Consolidated Statements of Stockholders' Equity
     for the Six Months ended June 30, 1996 and
     1995 (Unaudited)                                                       5

     Consolidated Statements of Cash Flows for the
     Six Months ended June 30, 1996 and 1995 (Unaudited)                    6

     Notes to Consolidated Financial Statements                             7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

PART II - OTHER INFORMATION

Item 4 - Submission of Matters To A Vote Of Security Holders               20

Signature Page                                                             22

                          KEYSTONE HERITAGE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                                        June 30      December 31
                                                          1996           1995
ASSETS
      Cash and due from banks                          $  19,016      $  23,766
      Interest bearing deposits with banks                   158            246
      Federal funds sold                                   3,600              0
      Investment securities available for sale            55,269         65,799
      Investment securities held to maturity
           (fair value of $83,944 and $88,052
           for 1996 and 1995, respectively)               83,876         86,885
      Loans, net of unearned income of
      $2,203 for 1996 and $2,830 for 1995                408,393        391,009
      Allowance for possible loan losses                  (7,654)        (8,025)
                                                       ---------      ---------
           Loans, net                                    400,739        382,984

      Premises and equipment, net                          7,717          7,933
      Accrued interest receivable                          3,648          3,844
      Other real estate owned                                741            913
      Deferred tax asset, net                              2,907          3,100
      Other assets                                         2,550          2,307
                                                       ---------      ---------
           Total assets                                $ 580,221      $ 577,777
                                                       =========      =========

LIABILITIES
      Non-interest bearing deposits                    $  65,829      $  65,530
      Interest bearing deposits                          426,993        422,387
                                                       ---------      ---------
           Total deposits                                492,822        487,917

      Short-term borrowings                               11,348          8,640
      Other borrowings                                     8,530         14,009
      Accrued interest payable                             4,006          5,284
      Other liabilities                                    2,387          3,048
                                                       ---------      ---------
           Total liabilities                             519,094        518,898

STOCKHOLDERS' EQUITY

      Common stock - $5 par value;
          Authorized  10,000,000 shares;
          Outstanding 4,071,683 shares at
          June 30, 1996 and
          December 31, 1995, respectively                 20,358         20,358
      Capital surplus                                     22,078         22,078
      Retained earnings                                   18,479         16,107
      Net unrealized gain on investment securities
           available for sale, net of taxes                  212            336
                                                       ---------      ---------
           Total stockholders' equity                     61,127         58,879

           Total liabilities and stockholders'
             equity                                    $ 580,221      $ 577,777
                                                       =========      =========

See accompanying notes to financial statements.

                          KEYSTONE HERITAGE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30                   June 30
                                                                       1996        1995         1996        1995
INTEREST INCOME
              Interest and fees on loans                              $ 8,977     $ 8,743     $17,730     $17,224
              Interest on investment securities
                  available for sale:
                  Taxable investment securities                           696         650       1,433       1,312
                  Equity investments                                       49          47         104          90
              Interest on investment securities held to maturity:
                  Taxable investment securities                         1,074       1,180       2,219       2,036
                  Non-taxable investment securities                       126         113         251         229
                                                                      -------     -------     -------     -------
                    Total interest on investment
                    securities                                          1,945       1,990       4,007       3,667
              Interest on money market investments                         30         113          67         247
                                                                      -------     -------     -------     -------
                  Total interest income                                10,952      10,846      21,804      21,138

INTEREST EXPENSE
              Interest on deposits                                      4,451       4,496       8,954       8,452
              Interest on short-term borrowings                           113         112         234         243
              Interest on other borrowings                                160         222         322         404
                                                                      -------     -------     -------     -------
                  Total interest expense                                4,724       4,830       9,510       9,099

                  Net interest income                                   6,228       6,016      12,294      12,039

              Provision for possible loan losses                            0           0           0           0
                                                                      -------     -------     -------     -------
                  Net interest income after provision
                  for possible loan losses                              6,228       6,016      12,294      12,039

OTHER OPERATING INCOME
              Trust income                                                292         322         609         637
              Service charges on deposits                                 331         328         637         639
              Net realized gain on investment
                  securities available for sale                             0          65          23          58
              Net gain on sale of mortgage loans                          249          38         323          78
              Other income                                                582         527       1,065       1,008
                                                                      -------     -------     -------     -------
                  Total other operating income                          1,454       1,280       2,657       2,420

OTHER OPERATING EXPENSE
              Salaries and employee benefits                            2,486       2,308       4,850       4,745
              Occupancy expense, net                                      299         326         627         643
              Equipment expense                                           546         495       1,052         961
              Deposit insurance expense                                     0         259           1         518
              Other expense                                             1,350       1,197       2,626       2,338
                                                                      -------     -------     -------     -------
                  Total other operating expense                         4,681       4,585       9,156       9,205

                  Income before income taxes                            3,001       2,711       5,795       5,254
              Income taxes                                                923         847       1,794       1,633
                                                                      -------     -------     -------     -------
                  Net income                                          $ 2,078     $ 1,864     $ 4,001     $ 3,621
                                                                      =======     =======     =======     =======
PER COMMON SHARE
                  Net income                                          $   .51     $   .46     $   .98     $   .89
                                                                      =======     =======     =======     =======
                  Cash dividends paid                                 $   .20     $   .18     $   .40     $   .35

                          KEYSTONE HERITAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Six Months Ended June 30

                             (Dollars in thousands)

                                                                                          Net
                                                                                       Unrealized
                                                                                     Gain (Loss) on
                                                                                       Investment
                                                                                       Securities
                                                                                      Available for
                                                  Common      Capital      Retained     Sale, Net
                                                  Stock       Surplus      Earnings      of Taxes       Total
Balance, December 31, 1994                       $ 15,231     $ 30,053     $  8,269      ($ 1,451)     $ 52,102
     Net Income                                       -0-          -0-        3,621           -0-         3,621
     Cash dividends ($.35 per share)                  -0-          -0-       (1,400)          -0-        (1,400)
     Stock issued under dividend
         reinvestment plan                             20           83          -0-           -0-           103
     Change in unrealized gain (loss) on
         investment securities available
         for sale, net of taxes                       -0-          -0-          -0-         1,373         1,373
                                                 --------     --------     --------      --------      --------

Balance, June 30, 1995                           $ 15,251     $ 30,136     $ 10,490      ($    78)     $ 55,799
                                                 ========     ========     ========      ========      ========


Balance, December 31, 1995                       $ 20,358     $ 22,078     $ 16,107      $    336      $ 58,879
     Net income                                                               4,001                       4,001
     Cash dividends ($.40 per share)                  -0-          -0-       (1,629)          -0-        (1,629)
     Change in unrealized gain (loss) on
         investment securities available for
         sale, net of taxes                           -0-          -0-          -0-          (124)         (124)
                                                 --------     --------     --------      --------      --------

Balance, June 30, 1996                           $ 20,358     $ 22,078     $ 18,479      $    212      $ 61,127
                                                 ========     ========     ========      ========      ========

                          KEYSTONE HERITAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Six Months Ended
                                                                    June 30
                                                              1996           1995
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                             $  4,001      $  3,621
    Adjustments to reconcile net income to cash:
        Provision for possible loan losses                        0             0
        Depreciation and amortization                           816           697
        Deferred income taxes                                   249           (37)
        Decrease in accrued interest receivable                 196             9
        (Decrease) increase in
         accrued interest payable                            (1,278)          881
        Net gain on sale of mortgage loans                     (323)          (78)
        Net realized gain on investment
         securities available for sale                          (23)          (58)
            Other, net                                         (796)         (554)
                                                           --------      --------
            Net cash provided by operating activities         2,842         4,481

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase)decrease in money market investments       (3,512)        1,300
    Maturities of investment securities
         held to maturity                                    12,447        32,127
    Maturities of investment securities
         available for sale                                  13,375         3,230
    Sale of investment securities available for sale             63           401
    Funds invested in investment securities
         held to maturity                                    (9,393)      (58,437)
    Funds invested in investment securities
         available for sale                                  (3,236)         (616)
    Net (increase) decrease in loans
         made to customers                                  (15,584)        6,186
    Originations of residential mortgage loans sold         (20,763)       (6,298)
    Proceeds from sale of residential mortgage loans         18,900         3,610
    Net expenditures for premises and equipment                (600)         (566)
    Proceeds from sale of other real estate owned               206           524
                                                           --------      --------
        Net cash used by investing activities                (8,097)      (18,539)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                  4,905        10,071
    Net increase (decrease) in short-term borrowings          2,708        (1,769)
    Net (decrease) increase in other borrowings              (5,479)        1,739
    Proceeds from issuance of common stock                        0           103
    Cash dividends paid                                      (1,629)       (1,400)
                                                           --------      --------
        Net cash provided from financing activities             505         8,744

    Net decrease in cash and due from banks                  (4,750)       (5,314)

    Cash and due from banks at beginning of period           23,766        23,568
    Cash and due from banks at end of period               $ 19,016      $ 18,254

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                          $  4,826      $  5,034
    Income taxes paid                                         1,683         1,900

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                           575           314

                          KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 1996 and December 31, 1995, the consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis except for SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB statement No. 65" which were adopted during the first quarter of 1996, with the exception of the accounting policies discussed below, which were adopted during the quarter ended June 30, 1996. The consolidated financial statements of Keystone Heritage Group, Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

2. In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for and Servicing of Financial Assets and Extinguishment of Liabilities (the Statement). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

     Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     This Statement extends the "available-for-sale" or "trading" approach in Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". The Statement also amends Statement No. 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     This Statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     Currently,  management  has not  determined  the  impact  on the  Company's financial condition or results of operations upon adoption of the provisions of the Statement. Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the Statement No. 115 approach to certain non-security financial assets and the amendment to Statement No. 115 is effective for financial assets held on or acquired after January 1, 1997.

3. On June 12, 1996 the Company announced its intentions to repurchase up to 5 percent or 203,584 shares of its outstanding common stock. These repurchased shares will be available for reissuance through the Company's Dividend Reinvestment or Stock Option Plans or for other general corporate purposes.

4. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 4,071,683 and 4,064,673 for the three month periods ended June 30, 1996 and 1995, respectively, and 4,071,683 and 4,063,154 for the six months ended June 30, 1996 and 1995, respectively. All prior period per share data has been restated to give effect for the 4-for-3 stock split that was effective for January 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations
     Net income for the Company for the three months ended June 30, 1996 was $2.078 million or $.51 per share, compared to $1.864 million or $.46 per share for the three months ended June 30, 1995. Return on average stockholders' equity and return on average assets for the 1996 period were 13.83 percent and 1.46 percent, respectively.

     Net income for the six months ended June 30, 1996 was $4.001 million or $.98 per share, compared to net income of $3.621 million or $.89 per share for 1995. Return on average stockholders' equity and return on average assets for the 1996 period were 13.45 percent and 1.41 percent, respectively.

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

     The tables presented on pages 18 and 19 are comparative statements of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995.

     Net interest income for the three months ended June 30, 1996 was $6.4 million, a $196 thousand or 3.2 percent increase from the same period of 1995. The net interest margin for the second quarter of 1996 was 4.71 percent compared to 4.69 percent for the same period of 1995. Average earning assets for the three month period ended June 30, 1996 were $544.6 million, a $16.8 million or a
3.2 percent increase from the same period of 1995. For the three month comparative periods, net interest income increased in 1996 primarily as a result of an increase in average loans outstanding of $26.9 million or 7.1 percent. This loan growth was primarily funded by increases in average interest bearing deposit balances of $8.7 million, or 2.1 percent, an increase in average non-interest bearing demand deposits of $6.1 million or 11.6 percent and by the decrease in the average balances in the investment portfolio and money market investments of $10.1 million or 6.7 percent.

     Net interest income for the six months ended June 30, 1996 was $12.6 million, a $248 thousand or 2.0 percent increase from the same period of 1995. The net interest margin for the six months ended June 30, 1996 was 4.68 percent compared to 4.77 percent for the same period of 1995. Average earning assets for the six month period ended June 30, 1996 were $541.1 million, a $19.0 million or a 3.6 percent increase from the same period of 1995.

Provision and Allowance for Possible Loan Losses
     There was no provision for possible loan losses charged to net income during the six month period ended June 30, 1996 or 1995.

     Net charge-offs of $122 thousand were recorded for the three months ended June 30, 1996 compared to net charge-offs of $89 thousand for the same period of 1995. For the six month comparative period the Company recorded net charge-offs of $371 thousand and $78 thousand for the 1996 and 1995 periods, respectively. The primary reason for the increase in net charge-offs from 1995 to 1996 was due to a $264 thousand commercial loan which was charged-off during the first quarter of 1996.

     The allowance for possible loan losses was $7.7 million or 1.87 percent of total loans outstanding at June 30, 1996 and $8.0 million or 2.05 percent at December 31, 1995. The allowance for possible loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for possible loan losses. The allowance for possible loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for possible loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses.

     The following is a summary of the activity in the allowance for possible loan losses for the three and six month periods ended June 30, 1996 and 1995:

                                                 Three Months Ended    Six Months Ended
                                                     June 30                June 30
(Dollars in thousands)                            1996       1995       1996      1995
 Allowance for possible loan losses
  at beginning of period                         $7,776     $8,151     $8,025     $8,140
 Loans charged-off:
  Commercial                                        142         98        406        113
  Agriculture                                         0          0          0          0
  Real estate construction                            0          0          0          0
  Loans to individuals                               88         79        169        201
  Real estate - residential mortgage                  0          0          0          0
                                                 ------     ------     ------     ------
 Total loans charged-off                            230        177        575        314

 Recoveries of loans previously charged-off:
  Commercial                                         90         57        171        183
  Agriculture                                         0          0          0          0
  Real estate construction                            8         22         12         31
  Loans to individuals                               10          9         21         22
  Real estate - residential mortgage                  0          0          0          0
                                                 ------     ------     ------     ------
  Total recoveries of loans previously
                           charged-off              108         88        204        236

  Net loans charged-off                             122         89        371         78
  Current period's provision for
  possible loan losses                                0          0          0          0
                                                 ------     ------     ------     ------
  Allowance for possible loan
  losses at end of period                        $7,654     $8,062     $7,654     $8,062
                                                 ======     ======     ======     ======

Other Operating Income and Expense
     Other operating income was $1.5 million and $1.3 million for the three months ended June 30, 1996 and 1995, respectively. Other operating income was $2.7 million and $2.4 million for the six months ended June 30, 1996 and 1995, respectively. For the three and six month period, the increase in other operating income is primarily attributable to mortgage banking operations; results from this line of business were increased significantly following the acquisition, during the first quarter of 1996, of the business assets and operations of a mortgage banking company located in Lancaster, Pennsylvania. Other operating income is generated from mortgage banking activities through the sale of originated mortgage loans in the secondary market. The Company recognized $323 thousand from selling $18.9 million of mortgages in the secondary market in the six month period of 1996 compared to recognizing $78 thousand from selling $5.4 million in the secondary market in the same period of 1995.

     Other operating expense for the three months ended June 30, 1996 was $4.7 million, a 2.1 percent increase over the $4.6 million reported for the same period of 1995. For the six months ended June 30, 1996 and 1995, other operating expense was $9.2 million.

     Salaries and benefits expense increased by $178 thousand or 7.7 percent for the three months ended June 30, 1996 compared to the same period of 1995. For the six months ended June 30, 1996, salaries and benefits increased by $105 thousand or 2.2 percent, compared to the same period of 1995. The increase in salary and benefit expenses is a result of adding staffing for the acquisition of the mortgage banking operations during the first quarter of 1996 combined with overall merit increases of 4 percent which was applied to base salaries as of January 1, 1996. The effects of adding these staffing positions were somewhat offset as a result of an internal productivity enhancement program that has strengthened the Company's sales efforts of the Bank's products while maximizing its overhead efficiency. This plan resulted in a 3 percent reduction in staffing positions, during the first quarter, which were realized through attrition.

     Other expense increased by $153 thousand and $288 thousand for the three and six month comparative periods from 1995 to 1996. This increase was attributable to increased expenses related to the acquisition of the mortgage banking company, increased marketing and advertising expenses and an increase in advisory and consulting fees related to the Company's internal productivity enhancement program. The Company's FDIC deposit insurance substantially offset the increase in expenses for the three and six month periods compared to 1995. The Bank expense for FDIC insurance for the first six months of 1995 totalled $518 thousand compared to $1 thousand for the same period of 1996. The Bank is currently paying an assessment rate of $500 per quarter.

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

     Non-performing loans at June 30, 1996 totalled $1.6 million or .38 percent of total loans outstanding, compared to $1.5 million or .39 percent of loans at December 31, 1995 and $2.2 million or .58 percent of loans at June 30, 1995. Non-performing assets at June 30, 1996 were $2.3 million or .56 percent of loans plus other real estate owned compared to $2.5 million or .62 percent of loans plus other real estate owned at December 31, 1995 and $3.6 million or .95 percent of loans plus other real estate owned at June 30, 1995. The improvement in non-performing assets at June 30, 1996 as compared to June 30, 1995 was a result of decreased levels of non-accrual loans and other real estate owned.

     The following is a presentation of non-performing assets as of June 30, 1996, December 31, 1995, and June 30, 1995:

                                         June 30     Dec. 31      June 30
(Dollars in thousands)                     1996        1995        1995

Non-performing loans                      $1,251      $  741      $1,806
Loans past due 90 days or more as to
  principal or interest                      303         793         384
                                          ------      ------      ------
Total non-performing loans                 1,554       1,534       2,190

Other real estate owned, net                 741         913       1,448
                                          ------      ------      ------
Total non-performing assets               $2,295      $2,447      $3,638
                                          ======      ======      ======

Allowance for possible loan losses to
  non-performing loans                     4.93x       5.23x       3.68x
Non-performing loans as a
  percent of loans outstanding               .38%        .39%        .58%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned               .56%        .62%        .95%

     Interest income of approximately $18 thousand and $39 thousand would have been recognized during the three and six month periods ended June 30, 1996, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $9 thousand and $22 thousand was recognized during the three and six months ended June 30, 1996.

     Group concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Agriculture-related borrowings at June 30, 1996 totalled $99 million or 24.2 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At June 30, 1996 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three or six months ended June 30, 1996.

Financial Position
     Total assets at June 30, 1996 were $580 million compared to $578 million at December 31, 1995. Total loans outstanding at June 30, 1996 were $408 million compared to $391 million at December 31, 1995. Total deposits at June 30, 1996 were $493 million compared to $488 million at December 31, 1995. The $17 million or 4.4 percent growth in loans outstanding from December 31, 1995 to June 30, 1996 was funded by a $13.5 million reduction in the Company's investment maturity and a $4.9 million increase in deposit balances. Loan balances have increased as a result of an increased sales and marketing. The reduction in the investment portfolio, which was used to fund the loan growth was achieved through the contractual maturities of the investment portfolio.

Capital Adequacy
     The Company's stockholders' equity was $61.1 million at June 30, 1996 and $58.9 million at December 31, 1995. Total stockholders' equity increased by 3.8 percent from December 31, 1995 which was the net effect of the recognition of $4.0 million in net income for the six month period, cash dividend payments to stockholders of $1.6 million and an unfavorable change in net unrealized gains or losses on investment securities available for sale of $124 thousand. Net unrealized gains on investment securities available for sale of $212 thousand and $336 thousand were included as a component of stockholders' equity at June 30, 1996 and December 31, 1995, respectively.

     On June 12, 1996, the Company announced its intentions to repurchase up to 5 percent or 203,584 shares of its outstanding common stock. These repurchased shares will be available for reissuance through the Company's Dividend Reinvestment or Stock Option Plans or for other general corporate purposes.

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

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for possible loan losses. The rules require that banking organizations must have ratios of 4.00 percent and
8.00 percent for Tier 1 and Total Capital, respectively. At June 30, 1996 the Company's Tier 1 and Total Capital ratios were 13.65 percent and 14.97 percent, respectively. Tier 1 and Total Capital ratios were 13.59 percent and 14.93 percent respectively, at December 31, 1995. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. At June 30, 1996, the Company's Leverage ratio was 10.57 percent and was 10.29 percent at December 31, 1995.

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

     The Bank is presently party to several interest rate swap contracts as part of its asset-liability management activities. These contracts are used primarily for the purpose of managing interest rate risk against specific assets and liabilities in order to minimize mismatches in the Bank's interest rate sensitivity and interest rate risk positions.

     Interest rate swap contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions should the counterparties fail to perform. Notional principal amounts often are used to express the volume of these transactions.

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

     The principal objectives of asset-liability management are to manage the funding and investment strategies necessary to maintain an appropriate balance of the sensitivity between assets and liabilities to potential movements in interest rates and to provide adequate liquidity while enhancing profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. An interest rate risk simulation model is used to assess the level of interest rate risk inherent in the Company's assets and liabilities under various interest rate scenarios. The Company recognizes the importance of managing both assets and liabilities simultaneously for the purpose of managing interest rate risk, providing liquidity, and enhancing the market value of the Company.

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

     The Company manages its interest rate sensitivity by changing mix and repricing characteristics of its assets and liabilities through its investment securities portfolio, its loan and deposit terms, and through the use of off-balance sheet derivatives, primarily interest rate swap contracts. The interest rate contracts presently in effect will have a negative effect on net interest income in a rising rate environment and a positive effect on net interest income in a decreasing rate environment.

     The Company's use of these interest rate contracts is closely monitored by the Company's Board of Directors and is closely controlled as to levels of exposure. At June 30, 1996 the Company had five interest rate agreements outstanding having a total notional amount of $50 million. These agreements are in the form of interest rate swap agreements each with a notional amount of $10 million having remaining maturities ranging from one to three years.

     The Company entered into two interest rate swap contracts during the first quarter of 1996. On March 4, 1996, the Company entered into an interest rate swap contract with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.25 percent and pay a floating prime rate based on the national prime rate and expires on March 4, 1998. The Company entered into another interest rate swap contract on March 14, 1996 with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.65 percent and pay a floating prime rate based on the national prime rate and expires on March 15, 1999.

     The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The counterparties of the aforementioned interest rate contracts are commercial banks having a rating of A1 from Moody's Investor Service.

     The interest rate swap contracts were entered into to protect the Company's interest rate risk in a declining or stable interest rate environment. Specifically, these contracts protect the Company's risk from negative movements in its prime rate based asset portfolio which would not be perfectly matched by repricing liabilities. These contracts were entered into to minimize the negative effects that the Bank would realize, in falling rate environments (e.g. reduction in prime based rates).

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at June 30, 1996 and December 31, 1995:

                                          Contractual Amounts
                                        June 30     December 31
(Dollars in thousands)                    1996         1995
Financial instruments whose
contractual
  amounts represent credit risk:
Commitments to extend credit           $100,300     $ 88,242
Standby letters of credit                 8,159        8,862
Contractual amounts of off-balance
sheet financial instruments not
constituting credit risk:
   Interest rate swap, notional
value                                    50,000       30,000
   Interest rate cap/collar,
notional value                              -0-       10,000

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

     SFAS 121 requires that long lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The implementation of SFAS 121 did not materially impact the Company's financial condition or results of operation.

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

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for and Servicing of Financial Assets and Extinguishment of Liabilities (Statement). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

     Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     This Statement extends the "available-for-sale" or "trading" approach in Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". The Statement also amends Statement No. 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     This Statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     Currently, management has not determined the impact on the Company's financial condition or results of operations upon adoption of the provisions of the Statement. Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the Statement No. 115 approach to certain non-security financial assets and the amendment to Statement No. 115 is effective for financial assets held on or acquired after January 1, 1997.

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                    Three Months Ended June 30, 1996       Three Months Ended June 30, 1995
                                                 Average                       Average     Average                   Average
                                                 Balance      Interest          Rate       Balance      Interest       Rate
Assets
    Loans                                        $405,215      $  9,056         8.99%     $378,365     $  8,830        9.36%
    Money market investments                        2,201            30         5.54         7,436          113        6.10
    Investment securities:
        Taxable                                   125,294         1,819         5.84       131,853        1,878        5.78
        Non-taxable                                11,926           193         6.52        10,224          174        6.82
                                                  -------      --------         ----       -------     --------        ----
             Total investment securities          137,220         2,012         5.90       142,077        2,052        5.79
             Total earning assets                 544,636      $ 11,098         8.20%      527,878     $ 10,995        8.35%
                                                               ========         ====                   ========        ====

    Other assets                                   29,240                                   26,476
                                                 --------                                 --------
             Total assets                        $573,876                                 $554,354
                                                 ========                                 ========

Liabilities and stockholders' equity
    Interest bearing deposits:
        Now accounts                             $ 55,008      $    172         1.26%     $ 54,638     $    197        1.45%
        Savings and money market                  130,755         1,014         3.12       119,171          917        3.12
        Time                                      235,446         3,264         5.58       238,735        3,382        5.68
                                                  -------      --------         ----       -------     --------        ----
             Total interest bearing deposits      421,209         4,450         4.25       412,544        4,496        4.37

    Short-term borrowings                          10,860           114         4.20        11,207          112        4.02
    Long-term debt                                 10,966           160         5.87        12,392          209        6.84
                                                  -------      --------         ----       -------     --------        ----
        Total interest bearing liabilities        443,035      $  4,724         4.29%      436,143     $  4,817        4.43%
                                                               ========         ====                   ========        ====

    Non-interest bearing deposits                  63,566                                   56,958
    Other liabilities                               6,838                                    6,817
    Stockholders' equity                           60,437                                   54,436
                                                 --------                                 --------
        Total liabilities and
        stockholders' equity                     $573,876                                 $554,354
                                                 ========                                 ========

    Net interest income                                        $  6,374                                $  6,178
    Total yield on earning assets                                               8.20%                                  8.35%
    Rate on supporting liabilities                                              3.49%                                  3.66%
                                                                                ----                                   ----
    Net interest margin                                                         4.71%                                  4.69%
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

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                  Six Months Ended June 30, 1996             Six Months Ended June 30, 1995
                                                  Average                     Average        Average                    Average
                                                  Balance      Interest         Rate         Balance    Interest         Rate
Assets
    Loans                                        $397,782      $ 17,890         9.04%       $380,081     $ 17,381        9.22%
    Money market investments                        2,465            67         5.47           8,337          247        5.97
    Investment securities:
        Taxable                                   128,975         3,756         5.86         123,396        3,438        5.61
        Non-taxable                                11,894           386         6.53          10,344          353        6.88
                                                 --------      --------         ----        --------     --------        ----
             Total investment securities          140,869         4,142         5.91         133,740        3,791        5.72
             Total earning assets                 541,116      $ 22,099         8.21%        522,158     $ 21,419        8.27%
                                                               ========         ====                     ========        ====

    Other assets                                   28,132                                     26,331
                                                 --------                                   --------
             Total assets                        $569,248                                   $548,489
                                                 ========                                   ========

Liabilities and stockholders' equity
    Interest bearing deposits:
        Now accounts                             $ 55,035      $    362         1.32%       $ 55,927     $    399        1.44%
        Savings and money market                  129,272         1,999         3.11         119,066        1,711        2.90
        Time                                      234,591         6,592         5.65         233,954        6,342        5.47
                                                 --------      --------         ----        --------     --------        ----
             Total interest bearing deposits      418,898         8,953         4.30         408,947        8,452        4.17

    Short-term borrowings                          11,182           234         4.21          12,167          243        4.03
    Long-term debt                                 11,039           323         5.87          11,540          383        6.69
                                                 --------      --------         ----        --------     --------        ----
        Total interest bearing liabilities        441,119      $  9,510         4.34%        432,654     $  9,078        4.23%
                                                               ========         ====                     ========        ====

    Non-interest bearing deposits                  60,813                                     55,757
    Other liabilities                               7,488                                      6,507
    Stockholders' equity                           59,828                                     53,571
                                                 --------                                   --------
        Total liabilities and
        stockholders' equity                     $569,248                                   $548,489
                                                 ========                                   ========

    Net interest income                                        $ 12,589                                  $ 12,341
    Total yield on earning assets                                               8.21%                                    8.27%
    Rate on supporting liabilities                                              3.53%                                    3.50%
                                                                                ----                                     ----
    Net interest margin                                                         4.68%                                    4.77%
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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1996 Annual Stockholders' Meeting

     The 1996 Annual Meeting of Stockholders' for the Company was held on April 16, 1996. Stockholders' of the Company voted on the following issues: Election of Directors Harry J. Gensemer, Albert B. Murry, Thomas I. Siegel, Brett H. Tennis and Earnest D. Williams, Jr.; a proposal to Approve and Adopt the Keystone Heritage Group, Inc. 1996 Independent Directors Stock Option Plan for non-employee directors of the Company; to Vote on the Stockholder Proposal described on page 6 of the March 7, 1996 proxy statement; and a proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's Independent Public Accountants for the fiscal year ending December 31, 1996. Seventy seven percent of the 4,071,683 shares eligible to vote were voted in either proxy form or in person at the meeting.

     All matters subject to a vote at the Annual Meeting were approved as a result of the votes cast at the Annual Meeting. The following is a presentation of the voting results from the April 16, 1996 Annual Stockholders' Meeting:

Election of Directors:             FOR           Withheld        Total

Harry J. Gensemer               3,060,847          63,572      3,124,419

Albert B. Murry                 2,980,338         144,081      3,124,419

Thomas I. Siegel                3,050,740          73,679      3,124,419

Brett H. Tennis                 2,967,721         156,698      3,124,419

Earnest D. Williams, Jr.        3,063,986          60,433      3,124,419

     The term of the Directors elected at the Annual Meeting expires in 1999 or when the director would reach the mandatory retirement age of 72. The following directors remain on the Company's Board of Directors until the expiration of their terms in 1997 and 1998 or when the director would reach the mandatory retirement age of 72:

Directors Term Expiring in 1997:
Raymond M. Dorsch, Jr.
Wendie DiMatteo Holsinger
Donald W. Lesher, Jr.
Mark Randolph Tice

Directors Term Expiring in 1998:
Lance M. Frehafer
Charles V. Henry, III
Bruce A. Johnson
John E. Wengert

     The proposal to Approve and Adopt the Keystone Heritage Group, Inc 1996 Independent Directors Stock Option Plan for non-employee directors of the Company was voted as follows:

                For              Against            Abstain

             2,721,554            375,942             26,913

     The proposal to approve the Stockholder Proposal described on page 6 of the March 7, 1996 proxy statement was defeated and was voted as follows

                                                                     Broker
                For              Against            Abstain         Non-vote

               365,902          2,465,532           47,932         245,053

     The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's Independent Public Accountants for the fiscal year ending December 31, 1996 was voted as follows:

                For              Against            Abstain

             2,958,958            129,167           36,294


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  None.

(b.) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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

                                  Keystone Heritage Group, Inc.
                                  (Registrant)


Date  August 12, 1996               By /s/ Kurt A. Phillips
                                       -----------------------------------------
                                       Kurt A. Phillips
                                       Chief Financial and Accounting Officer