Form 10-Q
period 1996-09-30
KEYSTONE HERITAGE GROUP INC
filed 1996-11-14
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    September 30, 1996


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at November 12, 1996
Common Stock ($5.00 par value)                                4,028,383 shares

                          KEYSTONE HERITAGE GROUP, INC.

                                      Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements

          Consolidated  Balance  Sheets as of September  30, 1996
          and December 31, 1995 (Unaudited)                              3

          Consolidated  Statements  of  Income  for the Three and
          Nine  Months   ended   September   30,  1996  and  1995
          (Unaudited)                                                    4

          Consolidated Statements of Stockholders' Equity for the
          Nine  Months   ended   September   30,  1996  and  1995
          (Unaudited)                                                    5

          Consolidated  Statements  of Cash  Flows  for the  Nine
          Months ended September 30, 1996 and 1995 (Unaudited)           6

          Notes to Consolidated Financial Statements                     7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II - OTHER INFORMATION

Signature Page                                                          20

                          KEYSTONE HERITAGE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                                           September 30         December 31
                                                              1996                 1995
ASSETS
      Cash and due from banks                               $  21,141           $  23,766
      Interest bearing deposits with banks                        223                 246
      Federal funds sold                                        3,400                   0
      Investment securities available for sale                 53,623              65,799
      Investment securities held to maturity
           (fair value of $75,410 and $88,052
           for 1996 and 1995, respectively)                    75,268              86,885
      Loans, net of unearned income of
         $2,203 for 1996 and $2,830 for 1995                  422,679             391,009
      Allowance for possible loan losses                       (7,706)             (8,025)
                                                            ---------           ---------

           Loans, net                                         414,973             382,984

      Premises and equipment, net                               7,660               7,933
      Accrued interest receivable                               3,738               3,844
      Other real estate owned                                     749                 913
      Deferred tax asset, net                                   2,936               3,100
      Other assets                                              3,103               2,307
                                                            ---------           ---------

           Total assets                                     $ 586,814           $ 577,777
                                                            =========           =========

LIABILITIES
      Non-interest bearing deposits                         $  67,131           $  65,530
      Interest bearing deposits                               433,428             422,387
                                                            ---------           ---------

           Total deposits                                     500,559             487,917

      Short-term borrowings                                    12,694               8,640
      Other borrowings                                          4,417              14,009
      Accrued interest payable                                  4,308               5,284
      Other liabilities                                         3,279               3,048
                                                            ---------           ---------

           Total liabilities                                  525,257             518,898

STOCKHOLDERS' EQUITY
     Common stock - $5 par  value; 10,000,000 shares
        authorized;  4,071,683 outstanding  at
        September  30, 1996 and December 31, 1995,
        of which 43,300 and 0 shares are held as
        treasury stock at September 30, 1996 and
        December 31, 1995, respectively                        20,358              20,358
      Capital surplus                                          22,078              22,078
      Retained earnings                                        19,883              16,107
      Net unrealized gain on investment securities
           available for sale, net of taxes                       212                 336
      Treasury stock                                             (974)                  0
                                                            ---------           ---------

           Total stockholders' equity                          61,557              58,879

           Total liabilities and stockholders'
             equity                                         $ 586,814           $ 577,777
                                                            =========           =========

See accompanying notes to financial statements.

                          KEYSTONE HERITAGE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30                   September 30
                                                                           1996           1995            1996           1995
INTEREST INCOME
              Interest and fees on loans                                $  9,366       $  8,856        $ 27,096       $ 26,080
              Interest on investment securities
                available for sale:
                  Taxable investment securities                              722            670           2,155          1,982
                  Equity investments                                          55             52             159            142
              Interest on investment securities held to maturity:
                  Taxable investment securities                            1,055          1,171           3,274          3,207
                  Non-taxable investment securities                          131            111             382            340
                                                                        --------       --------        --------       --------
                    Total interest on investment
                     securities                                            1,963          2,004           5,970          5,671
              Interest on money market investments                            89            175             156            422
                                                                        --------       --------        --------       --------
                  Total interest income                                   11,418         11,035          33,222         32,173

INTEREST EXPENSE
              Interest on deposits                                         4,672          4,674          13,626         13,126
              Interest on short-term borrowings                              135            119             369            362
              Interest on other borrowings                                    98            177             420            581
                                                                        --------       --------        --------       --------
                  Total interest expense                                   4,905          4,970          14,415         14,069

                  Net interest income                                      6,513          6,065          18,807         18,104

              Provision for possible loan losses                               0              0               0              0
                                                                        --------       --------        --------       --------
                  Net interest income after provision
                   for possible loan losses                                6,513          6,065          18,807         18,104

OTHER OPERATING INCOME
              Trust income                                                   352            324             961            961
              Service charges on deposits                                    341            333             978            972
              Net realized gain on investment
                  securities available for sale                               35             51              58            109
              Net gain on sale of mortgage loans                             321             78             644            156
              Other income                                                   559            517           1,624          1,525
                                                                        --------       --------        --------       --------
                  Total other operating income                             1,608          1,303           4,265          3,723

OTHER OPERATING EXPENSE
              Salaries and employee benefits                               2,672          2,510           7,522          7,255
              Occupancy expense, net                                         340            331             967            974
              Equipment expense                                              448            452           1,500          1,413
              Deposit insurance expense                                        1            (26)              2            492
              Other expense                                                1,360          1,323           3,986          3,661
                                                                        --------       --------        --------       --------
                  Total other operating expense                            4,821          4,590          13,977         13,795

                  Income before income taxes                               3,300          2,778           9,095          8,032
              Income taxes                                                 1,001            857           2,795          2,490
                                                                        --------       --------        --------       --------

                  Net income                                            $  2,299       $  1,921        $  6,300       $  5,542
                                                                        ========       ========        ========       ========

PER COMMON SHARE
                  Net income                                            $    .57       $    .47        $   1.55       $   1.36
                                                                        ========       ========        ========       ========

                  Cash dividends paid                                   $    .22       $    .18        $    .62       $    .53

                          KEYSTONE HERITAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Nine Months Ended September 30

                             (Dollars in thousands)

                                                                                      Net Unrealized
                                                                                      Gain (Loss) On
                                                                                        Securities
                                          Common     Capital     Retained   Treasury    Available
                                           Stock     Surplus     Earnings     Stock      for Sale     Total
Balance, December 31, 1994               $ 15,231    $ 30,053    $  8,269    $    0     ($ 1,451)    $ 52,102
  Net Income                                  -0-         -0-       5,542        -0-         -0-        5,542
  Cash dividends ($.53 per share)             -0-         -0-      (2,133)       -0-         -0-       (2,133)
  Stock issued under dividend
   reinvestment plan                           38         161         -0-        -0-         -0-          199
  Change in unrealized gain (loss)
   on investment securities
   available for sale, net of taxes           -0-         -0-         -0-        -0-       1,340        1,340
                                         --------    --------    --------   --------    --------     --------

Balance, September 30, 1995              $ 15,269    $ 30,214    $ 11,678    $     0    ($   111)    $ 57,050
                                         ========    ========    ========   ========    ========     ========

Balance, December 31, 1995               $ 20,358    $ 22,078    $ 16,107    $     0     $   336     $ 58,879
  Net income                                                        6,300                               6,300
  Cash dividends ($.62 per share)             -0-         -0-      (2,524)                   -0-       (2,524)
  Acquisition of 43,300 shares of
   treasury stock at cost                                                       (974)                    (974)
  Change in unrealized gain
   (loss) on investment securities
   available for sale, net of taxes           -0-         -0-         -0-        -0-        (124)        (124)
                                         --------    --------    --------   --------    --------     --------

Balance, September 30, 1996              $ 20,358    $ 22,078    $ 19,883   ($   974)   $    212     $ 61,557
                                         ========    ========    ========   ========    ========     ========

                          KEYSTONE HERITAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          Nine Months Ended
                                                                            September 30
                                                                       1996              1995
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                      $  6,300           $  5,542
    Adjustments to reconcile net income to cash:
        Provision for possible loan losses                                 0                  0
        Depreciation and amortization                                  1,108              1,054
        Deferred income taxes                                            220                (96)
        Decrease (increase) in accrued interest receivable               106               (348)
        (Decrease) increase in accrued interest payable                 (976)             1,372
        Net gain on sale of loans                                       (644)              (156)
        Net realized gain on investment
         securities available for sale                                   (58)              (109)
        Other, net                                                      (401)              (561)
                                                                    --------           --------
            Net cash provided by operating activities                  5,655              7,820

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in money market investments                          (3,377)            (3,010)
    Maturities of investment securities
      held to maturity                                                27,492             55,284
    Maturities of investment securities
      available for sale                                              20,980              3,358
    Sale of investment securities available for sale                     156                542
    Funds invested in investment securities
      held to maturity                                               (15,801)           (78,893)
    Funds invested in investment securities
      available for sale                                              (9,289)            (2,818)
    Net (increase) decrease in loans
      made to customers                                              (30,458)             1,865
    Originations of residential mortgage loans sold                  (28,135)           (10,046)
    Proceeds from sale of residential mortgage loans                  27,175              7,481
    Net expenditures for premises and equipment                         (835)            (1,008)
    Proceeds from sale of other real estate owned                        206                894
                                                                    --------           --------
        Net cash used in investing activities                        (11,886)           (21,351)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                          12,642              7,349
    Net increase (decrease) in short-term borrowings                   4,054             (1,272)
    Net (decrease) increase in other borrowings                       (9,592)             1,654
    Acquisition of treasury stock                                       (974)                 0
    Issuance of common stock                                               0                199
    Cash dividends paid                                               (2,524)            (2,133)
                                                                    --------           --------
        Net cash provided by financing activities                      3,606              5,797

    Net decrease in cash and due from banks                           (2,625)            (7,734)

    Cash and due from banks at beginning of period                    23,766             23,568
    Cash and due from banks at end of period                        $ 21,141           $ 15,834

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                   $  8,148           $  7,779
    Income taxes paid                                                  2,183              2,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                                    673                385

                          KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 1996 and December 31, 1995, the consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis or those adopted during the first quarter of 1996. The consolidated financial statements of Keystone Heritage Group, Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

2. On June 12, 1996 the Company announced its intentions to repurchase up to 5 percent or 203,584 shares of its outstanding common stock. These repurchased shares will be available for reissuance through the Company's Dividend Reinvestment or Stock Option Plans or for other general corporate purposes. As of September 30, 1996 the Company has repurchased a total of 43,300 shares.

3. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 4,053,287 and 4,064,673 for the three month periods ended September 30, 1996 and 1995, respectively, and 4,065,506 and 4,063,154 for the nine months ended September 30, 1996 and 1995, respectively. All prior period per share data has been restated to give effect for the 4-for-3 stock split that was effective for January 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations
     Net income for the Company for the three months ended September 30, 1996 was $2.299 million or $.57 per share, compared to $1.921 million or $.47 per share for the three months ended September 30, 1995. Return on average stockholders' equity and return on average assets for the 1996 period were 14.91 percent and 1.56 percent, respectively.

     Net income for the nine months ended September 30, 1996 was $6.300 million or $1.55 per share, compared to net income of $5.542 million or $1.36 per share for 1995. Return on average stockholders' equity and return on average assets for the 1996 period were 13.95 percent and 1.46 percent, respectively.

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

     The tables presented on pages 17 and 18 are comparative statements of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended September 30, 1996 and 1995, and for the nine months ended September 30, 1996 and 1995.

     Net interest income for the three months ended September 30, 1996 was $6.7 million, a $490 thousand or 7.9 percent increase from the same period of 1995. The net interest margin for the third quarter of 1996 was 4.77 percent compared to 4.57 percent for the same period of 1995. Average earning assets for the three month period ended September 30, 1996 were $555.8 million, a $19.6 million or a 3.7 percent increase from the same period of 1995. For the three month comparative periods, net interest income and the net interest margin increased in 1996 primarily as a result of an increase in average loans outstanding of $33.2 million or 8.7 percent. This loan growth was primarily funded by increases in average interest bearing deposit balances of $12.7 million, or 3.0 percent and an increase in average non-interest bearing demand deposits of $6.5 million or 11.3 percent and by decreases in the average balances in the investment portfolio and money market investments of $13.6 million or 8.8 percent.

     Net interest income for the nine months ended September 30, 1996 was $19.3 million, a $757 thousand or 4.1 percent increase from the same period of 1995. The net interest margin for the nine months ended September 30, 1996 was 4.71 percent compared to 4.69 percent for the same period of 1995. Average earning assets for the nine month period ended September 30, 1996 were $546.0 million, a $19.2 million or a 3.6 percent increase from the same period of 1995.

Provision and Allowance for Possible Loan Losses
     There was no provision for possible loan losses charged to net income during the nine month period ended September 30, 1996 or 1995.

     Net recoveries of $52 thousand were recorded for the three months ended September 30, 1996 compared to net recoveries of $63 thousand for the same period of 1995. For the nine month comparative period the Company recorded net charge-offs of $319 thousand and $15 thousand for the 1996 and 1995 periods, respectively. A charge-off related to a single commercial loan customer was the primary reason for the $293 thousand increase in commercial loan charge-offs from 1995 to 1996.

     The allowance for possible loan losses was $7.7 million or 1.82 percent of total loans outstanding at September 30, 1996 and $8.0 million or 2.05 percent at December 31, 1995. The allowance for possible loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for possible loan losses. The allowance for possible loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for possible loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses.

     The following is a summary of the activity in the allowance for possible loan losses for the three and nine month periods ended September 30, 1996 and 1995:

                                                           Three Months Ended                Nine Months Ended
                                                              September 30                      September 30
(Dollars in thousands)                                 1996             1995               1996             1995
Allowance for possible loan losses
 at beginning of period                              $ 7,654           $ 8,062           $ 8,025          $ 8,140
Loans charged-off:
 Commercial                                                0                 0               406              113
 Agriculture                                               0                 0                 0                0
 Real estate construction                                  0                 0                 0                0
 Loans to individuals                                     96                71               265              272
 Real estate - residential mortgage                        2                 0                 2                0
                                                     -------           -------           -------          -------
Total loans charged-off                                   98                71               673              385

Recoveries of loans previously charged-off:
 Commercial                                              128               123               299              306
 Agriculture                                               0                 0                 0                0
 Real estate construction                                  7                 7                19               38
 Loans to individuals                                     15                 4                36               26
 Real estate - residential mortgage                        0                 0                 0                0
                                                     -------           -------           -------          -------
 Total recoveries of loans previously
                          charged-off                    150               134               354              370

 Net loans charged-off                                   (52)              (63)              319               15
 Current period's provision for
 possible loan losses                                      0                 0                 0                0
                                                     -------           -------           -------          -------

 Allowance for possible loan
 losses at end of period                             $ 7,706           $ 8,125           $ 7,706          $ 8,125
                                                     =======           =======           =======          =======

Other Operating Income and Expense
     Other operating income was $1.6 million and $1.3 million for the three months ended September 30, 1996 and 1995, respectively. Other operating income was $4.3 million and $3.7 million for the nine months ended September 30, 1996 and 1995, respectively. For the three and nine month period, the increase in other operating income is primarily attributable to mortgage banking operations; results from this line of business were increased significantly following the acquisition, during the first quarter of 1996, of the business assets and operations of a mortgage banking company located in Lancaster, Pennsylvania. Other operating income is generated from mortgage banking activities through the sale of originated mortgage loans in the secondary market. The Company recognized $644 thousand from selling $27.2 million of mortgages in the secondary market in the nine month period of 1996 compared to recognizing $156 thousand from selling $7.5 million in the secondary market in the same period of 1995.

     Other operating expense for the three months ended September 30, 1996 was $4.8 million, a 5.0 percent increase over the $4.6 million reported for the same period of 1995. For the nine months ended September 30, 1996 and 1995, other operating expense was $14.0 million and $13.8, million, respectively.

     Salaries and benefits expense increased by $162 thousand or 6.57 percent for the three months ended September 30, 1996 compared to the same period of 1995. For the nine months ended September 30, 1996, salaries and benefits increased by $267 thousand or 3.7 percent, compared to the same period of 1995. The increase in salary and benefit expenses is a result of adding staffing expense for the acquisition of Central Mortgage's banking operations during the first quarter of 1996 combined with overall merit increases of 4 percent which was applied to base salaries as of January 1, 1996. The effects of adding these staffing positions were somewhat offset as a result of an internal productivity enhancement program that has strengthened the Company's sales efforts of the Bank's products while maximizing its overhead efficiency. This plan resulted in a 3 percent reduction in staffing positions, during the first quarter, which were realized through attrition. In addition, a component of the increase in salary and benefit expenses during the third quarter of 1996 compared to the same period of 1995 was due to additional staffing for the Bank's twentieth and twenty- first branch offices in Lancaster County, Pennsylvania. These full service branch banking offices opened during October, 1996.

     Other expense increased by $37 thousand and $325 thousand for the three and nine month comparative periods from 1995 to 1996. This increase was attributable to increased expenses related to the acquisition of the mortgage company, increased marketing and advertising expenses and an increase in advisory and consulting fees related to the Company's internal productivity enhancement program. The Company's FDIC deposit insurance substantially offset the increase in expenses for the three and nine month periods compared to 1995. The Bank expense for FDIC insurance for the first nine months of 1995 totalled $492 thousand compared to $2 thousand for the same period of 1996. The Bank is currently paying an assessment rate of $500 per quarter.

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

     Non-performing loans at September 30, 1996 totalled $1.2 million or .28 percent of total loans outstanding, compared to $1.5 million or .39 percent of loans at December 31, 1995 and $2.9 million or .76 percent of loans at September 30, 1995. Non-performing assets at September 30, 1996 were $1.9 million or .46 percent of loans plus other real estate owned compared to $2.4 million or .62 percent of loans plus other real estate owned at December 31, 1995 and $4.0 million or 1.03 percent of loans plus other real estate owned at September 30, 1995. The improvement in non-performing assets at September 30, 1996 as compared to September 30, 1995 was a result of decreased levels of non-accrual loans, loans past due 90 or more as to principal or interest and other real estate owned.

     The following is a presentation of non-performing assets as of September 30, 1996, December 31, 1995, and September 30, 1995:

                                              Sept. 30          Dec. 31         Sept. 30
(Dollars in thousands)                          1996             1995             1995
Non-performing loans                           $  727           $  741           $1,665
Loans past due 90 days or more as to
  principal or interest                           455              793            1,235
                                               ------           ------           ------
Total non-performing loans                      1,182            1,534            2,900

Other real estate owned, net                      749              913            1,059
                                               ------           ------           ------
Total non-performing assets                    $1,931           $2,447           $3,959
                                               ======           ======           ======

Allowance for possible loan losses to
  non-performing loans                          6.52x            5.23x            2.80x
Non-performing loans as a
  percent of loans outstanding                    .28%             .39%             .76%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned                    .46%             .62%            1.03%

     Interest income of approximately $17 thousand and $135 thousand would have been recognized during the three and nine month periods ended September 30, 1996, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $1 thousand and $41 thousand was recognized during the three and nine months ended September 30, 1996.

     Group concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Agriculture-related borrowings at September 30, 1996 totalled $102 million or
24.2 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At September 30, 1996 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three or nine months ended September 30, 1996.

Financial Position
     Total assets at September 30, 1996 were $587 million compared to $578 million at December 31, 1995. Total loans outstanding at September 30, 1996 were $423 million compared to $391 million at December 31, 1995. Total deposits at September 30, 1996 were $501 million compared to $488 million at December 31, 1995. The $32 million or 8.1 percent growth in loans outstanding from December 31, 1995 to September 30, 1996 was funded by a $20 million reduction in the Company's investment portfolio, including federal funds sold and a $13 million increase in deposit balances. Loan balances have increased as a result of an increased sales and marketing. The reduction in the investment portfolio, which was used to fund the loan growth was achieved through the contractual maturities of the investment portfolio.

Capital Adequacy
     The Company's stockholders' equity was $61.6 million at September 30, 1996 and $58.9 million at December 31, 1995. Total stockholders' equity increased by
4.6 percent from December 31, 1995 which was the net effect of the recognition of $6.3 million in net income for the nine month period, cash dividend payments to stockholders of $2.5 million, an unfavorable change in net unrealized gains or losses on investment securities available for sale of $124 thousand, and due to the acquisition of treasury stock at a cost of $974 thousand. Net unrealized gains on investment securities available for sale of $212 thousand and $336 thousand were included as a component of stockholders' equity at September 30, 1996 and December 31, 1995, respectively. A total of 43,300 shares of common stock were reacquired by the Company during the third quarter of 1996.

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

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for possible loan losses. The rules require that banking organizations must have ratios of 4.00 percent and
8.00 percent for Tier 1 and Total Capital, respectively. At September 30, 1996 the Company's Tier 1 and Total Capital ratios were 13.24 percent and 14.55 percent, respectively. Tier 1 and Total Capital ratios were 13.59 percent and
14.93 percent respectively, at December 31, 1995. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. At September 30, 1996, the Company's Leverage ratio was 10.44 percent and was 10.29 percent at December 31, 1995.

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

     The Company's use of these interest rate contracts is closely monitored by the Company's Board of Directors and is closely controlled as to levels of exposure. At September 30, 1996 the Company had six interest rate agreements outstanding having a total notional amount of $60 million. These agreements are in the form of interest rate swap agreements each with a notional amount of $10 million having remaining maturities ranging from one to three years.

     The Company entered into two interest rate swap contracts during the first quarter of 1996 and one interest rate swap contract during the third quarter of 1996. On March 4, 1996, the Company entered into an interest rate swap contract with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.25 percent and pay a floating prime rate based on the national prime rate and expires on March 4, 1998. The Company entered into another interest rate swap contract on March 14, 1996 with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of 8.65 percent and pay a floating prime rate based on the national prime rate and expires on March 15, 1999. The Company entered into another interest rate swap contract on July 10, 1996 with a notional amount of $10 million. This contract states that the Company would receive a fixed rate of
9.15 percent and pay a floating prime rate based on the national prime rate and expires on July 10, 1998.

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

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at September 30, 1996 and December 31, 1995:

                                               Contractual Amounts
                                            Sept. 30        December 31
(Dollars in thousands)                        1996              1995
Financial instruments whose
contractual amounts represent
 credit risk:
Commitments to extend credit                $95,791          $88,242
Standby letters of credit                     8,076            8,862
Contractual amounts of off-balance
sheet financial instruments not
constituting credit risk:
Interest rate swap, notional
value                                        60,000           30,000
Interest rate cap/collar, notional
value                                           -0-           10,000


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

     Congress has recently agreed on a legislative package to stabilize the S&L industry's deposit insurance fund (SAIF). The legislation requires the S&L industry to recapitalize its insurance fund with a one-time assessment. Previous proposals required the bank insurance fund (BIF) to contribute a substantial amount to help recapitalize SAIF. Under the current legislation, banks are required to pay an annual rate of 1.29 cents for every $100 of domestic deposits from 1997 through 1999 and pay 2.43 cents per $100 of domestic deposits for the years of 2000 through 2017. In addition, the Bank would be required to pay higher assessment rate on SAIF deposit. The Bank does not currently have SAIF deposits. The Bank is currently paying the mimimum premium of $2,000 per year

     The Bank is a national bank, chartered under the National Bank Act, and is subject to the primary supervision of, and is examined by, the Comptroller of the Currency. As a member of the Federal Reserve System, the Bank is subject to provisions of the Federal Reserve Act, which restricts the ability of a bank to extend credit to its parent holding company or to certain of the parent's subsidiaries, or to invest in the Company's common stock or to take such stock as collateral for loans to any borrower. The operations of the Bank are also subject to regulation by the FDIC.

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

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS), Accounting for and Servicing of Financial Assets and Extinguishment of Liabilities (Statement). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

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

     SFAS 125 extends the "available-for-sale" or "trading" approach in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non- security financial assets (no matter how acquired) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     SFAS 125 requires  that a liability be  derecognized  if and only if either
(a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     Currently, management has not determined the impact on the Company's financial condition or results of operations upon adoption of the provisions of SFAS 125. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain non- security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997.

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                    Three Months Ended Sept. 30, 1996     Three Months Ended Sept. 30, 1995
                                                  Average                     Average     Average                    Average
                                                  Balance    Interest          Rate       Balance    Interest          Rate
Assets
    Loans                                        $415,632      $  9,451         9.05%    $382,460     $  8,911        9.24%
    Money market investments                        6,686            89         5.31       12,101          175        5.76
    Investment securities:
        Taxable                                   121,428         1,832         6.00      131,628        1,893        5.70
        Non-taxable                                12,035           202         6.68        9,970          170        6.76
                                                 --------      --------         ----     --------     --------        ----
             Total investment securities          133,463         2,034         6.06      141,598        2,063        5.78
             Total earning assets                 555,781      $ 11,574         8.28%     536,159     $ 11,149        8.25%
                                                               ========         ====                  ========        ====
    Other assets                                   29,315                                  28,164
                                                 --------                                --------
             Total assets                        $585,096                                $564,323
                                                 ========                                ========

Liabilities and stockholders' equity
Interest bearing deposits:
        Now accounts                             $ 54,109      $    171         1.26%    $ 55,746     $    202        1.44%
        Savings and money market                  131,209         1,048         3.18      123,734          955        3.06
        Time                                      247,289         3,453         5.56      240,402        3,517        5.80
                                                 --------      --------         ----     --------     --------        ----
             Total interest bearing deposits      432,607         4,672         4.30      419,882        4,674        4.42

    Short-term borrowings                          13,116           135         4.10       11,664          119        4.05
    Other Borrowings                                6,814            98         5.69       11,948          177        5.88
                                                 --------      --------         ----     --------     --------        ----
        Total interest bearing liabilities        452,537      $  4,905         4.31%     443,494     $  4,970        4.45%
                                                               ========         ====                  ========        ====

    Non-interest bearing deposits                  63,920                                 57,427
    Other liabilities                               7,282                                  7,086
    Stockholders' equity                           61,357                                 56,316
                                                 --------                               --------
        Total liabilities and
        stockholders' equity                     $585,096                               $564,323
                                                 ========                               ========

    Net interest income                                        $  6,669                             $  6,179
    Total yield on earning assets                                               8.28%                               8.25%
    Rate on supporting liabilities                                              3.51%                               3.68%
                                                                                ----                                ----
    Net interest margin                                                         4.77%                               4.57%
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

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                Nine Months Ended Sept. 30, 1996          Nine Months Ended Sept. 30, 1995
                                                  Average                      Average   Average                    Average
                                                  Balance      Interest         Rate     Balance      Interest       Rate
Assets
    Loans                                        $403,776      $ 27,340         9.04%    $380,883     $ 26,293        9.23%
    Money market investments                        3,882           156         5.38        9,605          422        5.88
    Investment securities:
        Taxable                                   126,440         5,588         5.90      126,170        5,331        5.65
        Non-taxable                                11,942           588         6.58       10,218          523        6.85
                                                 --------      --------         ----     --------     --------        ----
             Total investment securities          138,382         6,176         5.96      136,388        5,854        5.74
             Total earning assets                 546,040      $ 33,672         8.24%     526,875     $ 32,569        8.26%
                                                               ========         ====                  ========        ====

    Other assets                                   28,529                                  26,949
                                                 --------                                --------
             Total assets                        $574,569                                $553,825
                                                 ========                                ========

Liabilities and stockholders' equity
Interest bearing deposits:
        Now accounts                             $ 54,724      $    534         1.30%    $ 55,866     $    601        1.44%
        Savings and money market                  129,923         3,047         3.13      120,639        2,666        2.96
        Time                                      238,854        10,045         5.62      236,127        9,859        5.58
                                                 --------      --------         ----     --------     --------        ----
             Total interest bearing deposits      423,501        13,626         4.30      412,632       13,126        4.25

    Short-term borrowings                          11,832           369         4.17       11,997          362        4.04
    Long-term debt                                  9,620           420         5.82       11,678          581        6.66
                                                 --------      --------         ----     --------     --------        ----
        Total interest bearing liabilities        444,953      $ 14,415         4.33%     436,307     $ 14,069        4.31%
                                                               ========         ====                  ========        ====

    Non-interest bearing deposits                  61,856                                  56,320
    Other liabilities                               7,418                                   6,702
    Stockholders' equity                           60,342                                  54,496
                                                 --------                                --------
        Total liabilities and
        stockholders' equity                     $574,569                                $553,825
                                                 ========                                ========

    Net interest income                                        $ 19,257                               $ 18,500
    Total yield on earning assets                                               8.24%                                 8.26%
    Rate on supporting liabilities                                              3.53%                                 3.57%
                                                                                ----                                  ----
    Net interest margin                                                         4.71%                                 4.69%
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



                                    Keystone Heritage Group, Inc.
                                    (Registrant)


Date  November 12, 1996             By /s/ Kurt A. Phillips
                                       --------------------
                                       Kurt A. Phillips
                                       Chief Financial and Accounting Officer