Form 10-K405
period 1996-12-31
KEYSTONE HERITAGE GROUP INC
filed 1997-03-31
CIK 715366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes __X__       No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting stock held by its non-affiliates on March 11, 1997 (based on the average bid and asked prices on that date) was approximately $101,847,777. Reference is made to page 6 herein for a statement of the assumptions upon which this calculation is based.

     As of March 11, 1997, the registrant had 3,965,583 common shares of $5.00 Par Value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Parts I and II of this report are incorporated herein by reference to the 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders; certain portions of Part III of this report are incorporated herein by reference to the Keystone Heritage Group, Inc. definitive Proxy Statement dated March 7, 1997.

                                     PART I


ITEM 1.   BUSINESS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized in 1982 under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956, as amended. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank"), which is the successor to several banking institutions, the oldest of which was chartered in 1831. The Bank engages in a general commercial and retail banking, mortgage banking and trust business through its branch offices which are located in the five-county market area of Lebanon, Lancaster, Dauphin, Schuylkill and Berks Counties. The Bank is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation to the extent provided by law.

     At December 31, 1996, the Company had total consolidated assets of $616.3 million, total deposits of $526.8 million, total outstanding loans of $422.5 million, and stockholders' equity of $62.2 million. At December 31, 1995, the Company had total assets of $577.8 million, total deposits of $487.9 million, total outstanding loans of $390.6 million, and stockholders' equity of $58.9 million.

     The Bank conducts general banking and trust business at its headquarters office in Lebanon, Pennsylvania and through 21 other branches, eight of which are located in Lebanon County, eight in Lancaster County, two in Dauphin County, two in Berks County and one in Schuylkill County. The Bank offers a wide range of loan and deposit products to individual and business customers. The Bank also provides automated teller machine (ATM) access through sixteen automated teller machines owned and operated by the Bank which are part of the MAC(R) shared automated ATM network, and the PLUS(R) System ATM network. Two of the Bank's ATM's are stand-alone facilities. The Bank offers a variety of fiduciary, investment, advisory, employee benefit, corporate agency and custodian services to its trust customers. At December 31, 1996, total trust assets having a book value of $228.8 million were under management or administration by the Bank's Trust Group.

     On March 1, 1996, the Bank acquired the Business operations of Central Mortgage Company, a Lancaster Pennsylvania mortgage origination company. As consideration for this acquisition, the Company will pay the seller an amount equal to one-tenth of one percent (.1%) of all mortgages closed and located in Lancaster County during the next five years, up to a maximum of $50,000 per year. This transaction was accounted for using purchase accounting. However, no intangible assets were acquired as a result of this transaction.

     Keystone Heritage Life Insurance Company is a wholly owned non-bank subsidiary of the Company that reinsures credit life and accident and health policies written on consumer loans generated by Lebanon Valley National Bank. At December 31, 1996 this subsidiary had total assets of $1.2 million.

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

Supervision and Regulation

     The Company is a Pennsylvania bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") under the Bank Holding Company Act of 1956 and is required to comply with its reporting and approval requirements. The Act requires that the Company obtain approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or may merge or consolidate with any other bank holding company. The Act also prohibits the Company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of another company engaged in non-banking activities and from engaging in any business other than banking, unless the Federal Reserve Board, by order or regulation, has determined such activities to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

     Federal Law allows banks, beginning June 1, 1997, to expand across state lines by acquiring existing banks or merging affiliated banks into a single interstate bank, subject to the right of individual states to opt in early (as Pennsylvania has done) or to opt out entirely by June 1, 1997. The same law allows banks to create de novo branches in another state if the law of the other state permits (as Pennsylvania's now does). Finally, federal law has permitted since September 1995 interstate ownership by bank holding companies without regard to state laws limiting interstate ownership by bank holding companies or imposing conditions such as reciprocity. Interstate banking and branching authority is subject to regulatory approval and to certain conditions and restrictions, such as capital adequacy, Community Reinvestment Act compliance and deposit concentration. The Company does not currently have any plans to expand its activities outside Pennsylvania.

     Although this legislation may quicken the pace of consolidation within the banking industry, the Company does not anticipate any immediate impact upon its financial condition or its operations as a result of this new law.


Employees

     As of December 31, 1996, the Company employed 294 full-time employees and 59 part-time employees.

ITEM 2.   PROPERTIES

     The Company and the Bank own their principal executive and administrative offices which are located at 555 Willow Street, Lebanon, Pennsylvania, at which address the Bank also owns and operates a branch banking facility and an "ATM". The Bank also owns its data processing operations center located at 421 East Penn Avenue, Cleona, Pennsylvania. A branch banking facility is also located at this address. In addition, the Bank owns thirteen other branch banking buildings. Six branch offices are leased under lease agreements which expire at various dates through 2013. The Bank also leases the an office site located at 1476 Lititz Pike, P.O. Box 4097, Lancaster, Pennsylvania for the Bank's mortgage banking operations. The above facilities are generally believed to be adequate for the Company's current needs.


ITEM 3.   LEGAL PROCEEDINGS

     Note 16 of the "Notes to Consolidated Financial Statements" on page 25 of the 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ADDITIONAL INFORMATION

     The following information is furnished in Part I of this report pursuant to Instruction 3 to Item 401 (b) of Regulation S-K.


EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

     The following sets forth as of March 11, 1997 information concerning the officers of the Company and the Bank and certain other officers of the Company and its subsidiaries. Shown are the name, age, and position or office with the Company and its subsidiaries held by each listed person, the date since that position or office has been held, and principal occupation during the last five years, if other than as an employee of the Company or its subsidiaries. No family relationships exist between any of the officers or directors. Except as noted below, all officers hold office at the pleasure of the Board of Directors of the Company, and there are no arrangements or understandings between any such officer and any other person which resulted in his selection as an officer. The Company's Board of Directors has determined that the only executive officers of the Company are Albert B. Murry, Kurt A. Phillips and Donald W. Lesher, Jr.



Executive Officers       Age     Position & Office During the Last Five Years

Albert B. Murry (1)       56     President and Chief Executive Officer of the
                                 Company and the Bank. He has served as
                                 President and Chief Executive Officer of the
                                 Company since 1983, and as President and Chief
                                 Executive Officer of the Bank since 1978. Mr.
                                 Murry has been employed by the Bank since 1978.



Kurt A. Phillips(1)       40     Treasurer and Chief Financial Officer
                                 (principal financial and accounting officer) of the Company since 1984, Executive Vice
                                 President of the Bank since 1994 and Chief
                                 Financial Officer of the Bank since 1983. Mr.
                                 Phillips has been employed by the Bank since
                                 1978.

Donald W. Lesher, Jr.     52     Vice President of the Company and Chairman of
                                 the Board of the Bank (non- compensated
                                 positions) since July 1993. Mr. Lesher is
                                 President of Lesher Mack Sales and Services,
                                 Inc. and has been a director of the Company since 1983.

Other Officers

Calvin L. Cassel          41     Senior Vice President of the Bank's Operations
                                 Group since 1984. Mr. Cassel began his
                                 employment with the Bank in 1981.

Larry H. Eberly           54     Senior Vice President of the Bank's Trust
                                 Department since 1984. Mr. Eberly has been employed by the Bank since 1960.


Michael H. Firestine      46     Senior Vice President of the Bank's Agriculture
                                 Banking Group since 1992. Mr. Firestine has been employed by the Bank since 1976.

James I. Freidly, III     42     Senior Vice President of the Bank's Corporate
                                 Banking Group since 1996. Mr. Freidly was
                                 Credit Review Manager from 1992 to 1996.
                                 Previously, Mr. Freidly was employed by
                                 Hamilton Bank in its Business Banking Division.

Bradford J. Norris        30     Senior Vice President and President of Central
                                 Mortgage since 1996. Mr. Norris was previously employed by Principal Residential Mortgage,
                                 Inc. as an Account Executive since 1995, by Jefferson Savings and Loan Assoc. from 1994 to
                                 1995 and by Freddie Mac from 1991 to 1994.

Timothy L. Sandoe         39     Senior Vice President of the Retail Credit
                                 Group since 1992. Vice President of Credit
                                 Administration from 1987 to 1992. Mr. Sandoe has been employed by the Bank since 1983.

Ellen M. Whitmoyer        45     Senior Vice President of the Consumer Banking
                                 Group since 1992. Mrs. Whitmoyer has been employed by the Bank since 1984.

Donald D. Canull          33     Vice President and Comptroller of the Bank
                                 since 1994. Mr. Canull has been employed by the Bank since 1989.

Barry L. Ginder           48     Vice President and Chief Auditor of the Bank
                                 since 1991. Mr. Ginder was previously employed by Northeastern Bank as Vice President of
                                 Finance, Comptroller and Treasurer.

(1) The Bank has entered into agreements with Albert B. Murry and Kurt A. Phillips pursuant to which they are employed as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the Company and the Bank, respectively. These agreements provide for Messrs. Murry and Phillips to be paid base salaries as determined by the Compensation Committee of the Bank's Board of Directors, plus increases and bonuses as are consistent with those made available to other officers of the Bank. The Bank may terminate these agreements upon three years' notice and 30 months notice, respectively, or the death or disability of Mr. Murry or Mr. Phillips, respectively, or upon their conviction of a crime involving moral turpitude, or upon being charged with a criminal offense arising out of these employments.



Assumptions Used in Calculating Market Value of Common Stock

     For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares at December 31, 1996 were held by non-affiliates except for the shares held by directors and executive officers of the Company or the Bank. However, this should not be deemed to constitute an admission that all such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal stockholders is included elsewhere herein and in the Company's definitive proxy statement previously filed with the Securities and Exchange Commission.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     "Stockholders Information" on page 52 and Footnote 17 "Dividend Restrictions" on page 25 of the 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders are incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     "Summary of Selected Financial Data" on page 33 of the 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 through 51 of the 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements appearing on pages 10 through 13 of the 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders, along with the accompanying notes to consolidated financial statements on pages 14 through 31, and the Independent Auditors' Report on page 32 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

     The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held April 15, 1997, which definitive proxy statement has been filed with the Securities and Exchange Commission on March 7, 1997, to which this report relates.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS:

     The following consolidated financial statements of the Company are incorporated herein by reference to the 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders.

                                                                     Page Number
                                                                      (in Annual
                                                                        Report)


Consolidated Balance Sheets as of December 31, 1996 and 1995               10

Consolidated Statements of Income for the years ended
December 31, 1996, 1995 and 1994                                           11

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1996, 1995 and 1994                               12

Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1995 and 1994                       13

Notes to Consolidated Financial Statements                            14 - 31

Independent Auditors' Report                                               32

(a)  2.  FINANCIAL STATEMENT SCHEDULES:

     All schedules applicable to the registrant are shown in the respective financial statements or in the notes thereto.


(a)  3.   EXHIBITS:

     3.1 Articles of Incorporation of Keystone Heritage Group, Inc, incorporated by reference to Exhibit 3.1 of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

     3.2 By-laws of Keystone Heritage Group, Inc., as amended, incorporated by reference to Exhibit 3.2 of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

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

     10.1 Employment agreement between Lebanon Valley National Bank and Albert
          B. Murry, President and Chief Executive Officer, incorporated by reference to Exhibit 10 of Part IV of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

     10.2 Employment agreement between Lebanon Valley National Bank and Kurt A. Phillips, Executive Vice President and Chief Financial Officer, incorporated by reference to Exhibit 10 of Part IV of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

     10.3 1994 Stock Incentive Plan filed herewith.

     10.4 1996 Independent Directors Stock Option Plan, incorporated by reference to Exhibit 4 of the Keystone Heritage Group, Inc. Registration Statement on Form S-8 filed on February 26, 1997.

     13 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders, filed herewith. Such report, except for the portions thereof which are expressly incorporated by reference into this Form 10-K, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of the filing.

     21 Subsidiaries of Keystone Heritage Group, Inc., incorporated by reference to Exhibit 21 of Part IV of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

     23   Consent of Independent Auditors, filed herewith.

     27   Financial Data Schedule, filed herewith.

(b) No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  KEYSTONE HERITAGE GROUP, INC.
                                  (Registrant)


                                  by  /s/ Albert B. Murry
                                      Albert B. Murry
                                      President and Chief Executive Officer
                                      March 11, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                             Title                Date


/s/ Raymond M. Dorsch, Jr.            Director                    March 11, 1997
----------------------------
Raymond M. Dorsch, Jr.


/s/ Lance M. Frehafer                 Secretary and Director      March 11, 1997
----------------------------
Lance M. Frehafer


/s/ Harry J. Gensemer                 Director                    March 11, 1997
----------------------------
Harry J. Gensemer


/s/ Charles V. Henry III              Director                    March 11, 1997
----------------------------
Charles V. Henry III


s/s Wendie DiMatteo Holsinger         Director                    March 11, 1997
-----------------------------
Wendie DiMatteo Holsinger


/s/ Bruce A. Johnson                  Director                    March 11, 1997
-----------------------------
Bruce A. Johnson


/s/ Donald W. Lesher, Jr.             Vice President              March 11, 1997
-----------------------------         and Director
Donald W. Lesher, Jr.


/s/ Thomas I. Siegel                  Director                    March 11, 1997
-----------------------------
Thomas I. Siegel

/s/ Brett H. Tennis                   Director                    March 11, 1997
-----------------------------
Brett H. Tennis


/s/ Mark Randolph Tice                Director                    March 11, 1997
-----------------------------
Mark Randolph Tice


/s/ John E. Wengert                   Director                    March 11, 1997
-----------------------------
John E. Wengert


/s/ Earnest D. Williams, Jr.          Director                    March 11, 1997
-----------------------------
Earnest D. Williams, Jr.


/s/ Albert B. Murry                   President and Director      March 11, 1997
-----------------------------         (Principal Executive
Albert B. Murry                       Officer)


/s/ Kurt A. Phillips                   Treasurer (Principal       March 11, 1997
----------------------------           Financial and
Kurt A. Phillips                       Accounting Officer)

                                  EXHIBIT INDEX





3.1    Articles of Incorporation of Keystone Heritage Group,
       Inc., incorporated by reference to Exhibit 3.1 of Keystone
       Heritage Group, Inc. 1995 Annual Report on Form 10-K.

3.2 By-laws of Keystone Heritage Group, Inc., incorporated by reference to Exhibit 3.2 of Keystone Heritage Group, Inc.
       1995 Annual Report on Form 10-K.

4 Miscellaneous long-term debt instruments and line of credit agreements of the Company, under each of which the underlying authorized debt is equal to or less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis, are not filed as exhibits of this report. The Company agrees to furnish to the Commission, upon request, copies of any such instruments.

10.1 Employment agreement between Lebanon Valley National Bank and Albert B. Murry, President and Chief Executive Officer, incorporated by reference to Exhibit 10 of Part IV of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

10.2 Employment agreement between Lebanon Valley National Bank and Kurt A. Phillips, Executive Vice President and Chief Financial Officer, incorporated by reference to Exhibit 10 of Part IV of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

10.3   1994 Stock Incentive Plan filed herewith.

10.4 1996 Independent Directors Stock Option Plan, incorporated by reference to Exhibit 4 of the Keystone Heritage Group, Inc. Registration Statement on Form S-8 filed on February
       26, 1997.

13 1996 Keystone Heritage Group, Inc. Annual Report to Stockholders, filed herewith. Such report, except for the portions thereof which are expressly incorporated by reference into this Form 10-K, are furnished solely for the information of the Commission and is not to be deemed "filed" as part of the filing.

21 Subsidiaries of Keystone Heritage Group, Inc., incorporated by reference to Exhibit 21 of Part IV of Keystone Heritage Group, Inc. 1995 Annual Report on Form 10-K.

23     Consent of Independent Auditors, filed herewith

27     Financial Data Schedule, filed herewith.

     Copies of any exhibits will be furnished to any stockholder upon written request directed to Secretary, Keystone Heritage Group, Inc., 555 Willow Street, P. O. Box 1285, Lebanon, Pennsylvania 17042-1285.