Form 10-Q
period 1997-03-31
KEYSTONE HERITAGE GROUP INC
filed 1997-05-15
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    March 31, 1997


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


              Class                                Outstanding at May 12, 1997
Common Stock ($5.00 par value)                           3,951,583 shares

                          KEYSTONE HERITAGE GROUP, INC.



                                      Index


PART I - FINANCIAL INFORMATION                                              Page


Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996 (Unaudited)                     3

         Consolidated Statements of Income for the
         Three Months ended March 31, 1997 and
         1996 (Unaudited)                                                     4

         Consolidated Statements of Stockholders' Equity
         for the Three Months ended March 31, 1997 and
         1996 (Unaudited)                                                     5

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1997 and
         1996 (Unaudited)                                                     6

         Notes to Consolidated Financial Statements                           7


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8



PART II - OTHER INFORMATION

Signature Page                                                               17

                          KEYSTONE HERITAGE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)



                                                              March 31          December 31
                                                                1997               1996
ASSETS
      Cash and due from banks                                $  20,118           $  22,832
      Interest bearing deposits with banks                         225                 181
      Federal funds sold                                        14,700                   0
      Investment securities available for sale                  61,340              62,596
      Investment securities held to maturity
           (fair value of $80,591 and $92,079
           for 1997 and 1996, respectively)                     80,749              91,652
      Loans held for sale                                        4,321               6,019
      Loans, net of unearned income of
         $1,688 for 1997 and $1,812 for 1996                   428,035             422,534
      Allowance for loan losses                                 (7,899)             (7,736)
                                                             ---------           ---------

           Loans, net                                          420,136             414,798

      Premises and equipment, net                                8,550               8,132
      Accrued interest receivable                                3,819               3,677
      Other real estate owned                                      180                 695
      Deferred tax asset, net                                    2,683               2,604
      Other assets                                               3,773               3,121
                                                             ---------           ---------

           Total assets                                      $ 620,594           $ 616,307
                                                             =========           =========

LIABILITIES
      Non-interest bearing deposits                          $  67,059           $  72,683
      Interest bearing deposits                                461,971             454,150
                                                             ---------           ---------

           Total deposits                                      529,030             526,833

      Short-term borrowings                                     14,295              12,478
      Other borrowings                                           6,277               6,438
      Accrued interest payable                                   4,680               5,184
      Other liabilities                                          3,216               3,135
                                                             ---------           ---------

           Total liabilities                                   557,498             554,068

STOCKHOLDERS' EQUITY

      Common stock - $5 par value; 10,000,000
           shares authorized; 4,071,683 outstanding
           at March 31, 1997 and December 31, 1996              20,358              20,358
      Capital surplus                                           22,078              22,078
      Retained earnings                                         22,762              21,418
      Net unrealized gain on investment securities
           available for sale, net of taxes                        355                 508
      Treasury stock, 106,100 shares at March 31,
       1997 and 93,700 shares at December 31, 1996              (2,457)             (2,123)
                                                             ---------           ---------

           Total stockholders' equity                           63,096              62,239

           Total liabilities and stockholders'
             equity                                          $ 620,594           $ 616,307
                                                             =========           =========


See accompanying notes to financial statements.

                          KEYSTONE HERITAGE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)


                                                                  Three Months Ended
                                                                        March 31
                                                                 1997             1996
INTEREST INCOME
              Interest and fees on loans                       $ 9,449          $ 8,753
              Interest and dividends on investment
                securities available for sale:
                  Taxable investment securities                    829              737
                  Equity investments                                63               55
              Interest and dividends on investment
                securities held to maturity:
                  Taxable investment securities                  1,109            1,145
                  Non-taxable investment securities                173              125
                                                               -------          -------
                    Total interest on investment
                     securities                                  2,174            2,062
              Interest on money market investments                  59               37
                                                               -------          -------
                  Total interest income                         11,682           10,852

INTEREST EXPENSE
              Interest on deposits                               4,906            4,503
              Interest on short-term borrowings                    122              121
              Interest on other borrowings                          97              162
                                                               -------          -------
                  Total interest expense                         5,125            4,786

                  Net interest income                            6,557            6,066

              Provision for loan losses                              0                0
                                                               -------          -------
                  Net interest income after provision
                   for loan losses                               6,557            6,066
OTHER OPERATING INCOME
              Trust income                                         317              317
              Service charges on deposits                          342              306
              Net realized gain on investment
                  securities available for sale                    174               23
              Net gain on sale of mortgage loans                   214               74
              Other income                                         605              483
                                                               -------          -------
                  Total other operating income                   1,652            1,203

OTHER OPERATING EXPENSE
              Salaries and employee benefits                     2,744            2,364
              Occupancy expense, net                               361              328
              Equipment expense                                    454              506
              Deposit insurance expense                             15                1
              Other expense                                      1,275            1,276
                                                               -------          -------
                  Total other operating expense                  4,849            4,475

                  Income before income taxes                     3,360            2,794
              Income taxes                                       1,023              871
                                                               -------          -------

                  Net income                                   $ 2,337          $ 1,923
                                                               =======          =======

PER COMMON SHARE
                  Net income                                   $   .59          $   .47
                                                               =======          =======

                  Cash dividends paid                          $   .25          $   .20

                          KEYSTONE HERITAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Three Months Ended March 31

                             (Dollars in thousands)


                                                                                                        Net Unrealized
                                                                                                        Gain (Loss) On
                                                                                                        Securities
                                                         Common      Capital    Retained   Treasury     Available
                                                          Stock      Surplus    Earnings     Stock      for Sale       Total
Balance, December 31, 1995                              $ 20,358     $22,078    $16,107    $      0     $    336     $ 58,879
     Net Income                                              -0-         -0-      1,923         -0-          -0-        1,923
     Cash dividends ($.20 per share)                         -0-         -0-       (814)        -0-          -0-         (814)
     Change in unrealized gain (loss)
      on investment securities
      available for sale, net of taxes                       -0-         -0-        -0-         -0-         (111)        (111)
                                                        --------     -------    -------    --------     --------     --------

Balance, March 31, 1996                                 $ 20,358     $22,078    $17,216    $      0     $    225     $ 59,877
                                                        ========     =======    =======    ========     ========     ========

Balance, December 31, 1996                              $ 20,358     $22,078    $21,418    $ (2,123)    $    508     $ 62,239
     Net income                                              -0-         -0-      2,337         -0-          -0-        2,337
     Cash dividends ($.25 per share)                         -0-         -0-       (993)        -0-          -0-         (993)
     Acquisition of 12,400 shares of
      treasury stock at cost                                 -0-         -0-        -0-        (334)         -0-         (334)
     Change in unrealized gain
      (loss) on investment securities
      available for sale, net of taxes                       -0-         -0-        -0-         -0-         (153)        (153)
                                                        --------     -------    -------    --------     --------     --------

Balance, March 31, 1997                                 $ 20,358     $22,078    $22,762    ($ 2,457)    $    355     $ 63,096
                                                        ========     =======    =======    ========     ========     ========

                          KEYSTONE HERITAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Three Months Ended
                                                                         March 31
                                                                  1997              1996
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                 $  2,337           $  1,923
    Adjustments to reconcile net income to cash:
        Depreciation and amortization                               307                391
        Deferred income taxes                                        (2)               242
        Increase in accrued interest receivable                    (142)              (102)
        Decrease increase in accrued interest payable              (504)            (1,278)
        Net gain on sale of loans                                  (214)               (74)
        Originations of residential mortgage loans sold          (7,010)            (5,994)
        Proceeds from sale of residential mortgage loans          8,400              4,725
        Net realized gain on investment
         securities available for sale                             (174)               (23)
        Other, net                                                 (819)              (504)
                                                               --------           --------
            Net cash provided by operating activities             2,179               (694)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in money market investments                    (14,744)            (4,952)
    Maturities of investment securities
      held to maturity                                           12,402              9,726
    Maturities of investment securities
      available for sale                                          5,130             11,291
    Sale of investment securities available for sale                378                 63
    Funds invested in investment securities
      held to maturity                                           (1,460)            (4,958)
    Funds invested in investment securities
      available for sale                                         (4,194)            (3,174)
    Net increase in loans made to customers                      (4,781)              (423)
    Net expenditures for premises and equipment                    (725)              (133)
    Proceeds from sale of other real estate owned                   575                  0
                                                               --------           --------
        Net cash (used in) provided from
            investing activities                                 (7,419)             7,440


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase  (decrease) in deposits                          2,197            (10,077)
    Net increase in short-term borrowings                         1,817                470
    Net (decrease) in other borrowings                             (161)            (3,068)
    Acquisition of treasury stock                                  (334)                 0
    Cash dividends paid                                            (993)              (814)
                                                               --------           --------
        Net cash used by (provided by)
         financing activities                                     2,526            (13,489)

    Net decrease in cash and due from banks                      (2,714)            (6,743)

    Cash and due from banks at beginning of period               22,832             23,766
    Cash and due from banks at end of period                   $ 20,118           $ 17,023

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                              $  2,771           $  2,824
    Income taxes paid                                               400                 74

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                                99                345

                          KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of March 31, 1997 and December 31, 1996, the consolidated statements of income for the three months ended March 31, 1997 and 1996 and the consolidated statements stockholders' equity and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis or those adopted during the first quarter of 1997. The consolidated financial statements of Keystone Heritage Group, Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

2. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,970,113 and 4,071,683 for the three months ended March 31 1997 and 1996.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128, which supersedes APB Opinion No. 15 (APB 15), "Earnings Per Share", specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS, Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company will adopt SFAS 128 as of December 31, 1997. Management does not expect SFAS 128 to have a material effect on the EPS of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations
     Net income for the Company for the three months ended March 31, 1997 was $2.337 million or $.59 per share, compared to $1.923 million or $.47 per share for the three months ended March 31, 1996. Return on average stockholders' equity and return on average assets for the 1997 period were 15.14 percent and
1.56 percent, respectively.

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

     The table presented on page 15 is a comparative statement of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended March 31, 1997 and 1996.

     Net interest income for the three months ended March 31, 1997 was $6.7 million, a $518 thousand or 8.4 percent increase from the same period of 1996. The net interest margin for the first quarter of 1997 was 4.72 percent compared to 4.65 percent for the same period of 1996. Average earning assets for the three month period ended March 31, 1997 were $578.6 million, a $41.0 million or a 7.6 percent increase from the same period of 1996. For the three month comparative periods, net interest income and the net interest margin increased in 1997 primarily as a result of an increase in average loans outstanding of $38.3 million or 9.8 percent. This loan growth was primarily funded by increases in average interest bearing deposit balances of $38.3 million, or 9.2 percent.

     The aforementioned increase in average loans outstanding was attributable to a $41 million increase in commercial and agricultural loans. The Company's consumer loan portfolio increased by $2 million from the same period of 1996. The was due to the net effect of an $8.4 million increase in direct installment and home equity loans which was somewhat offset by a $5.5 million decrease in indirect automobile installment loans which are originated through third-party dealerships. The trend in indirect loans should continue as the Company has been concentrating its marketing and sales efforts on direct installment loans originated through the Company's branch network.

     The increase in average deposit balances resulted from a $39.9 million increase in time deposits. This increase is somewhat attributable to five new branch offices which opened between September 1996 and April 1997. These new branches had a total of $15.4 million in time deposits and $17.2 million in total deposits as of March 31, 1997.

Provision and Allowance for Loan Losses
     There was no provision for loan losses charged to net income during the three month period ended March 31, 1997 or 1996.

     Net recoveries of $163 thousand were recorded for the three months ended March 31, 1997 compared to net charge-offs of $249 thousand for the same period of 1996. There were no commercial loan charge-offs in 1997 compared to $264 thousand in 1996.

     The allowance for loan losses was $7.9 million or 1.85 percent of total loans outstanding at March 31, 1997 and $7.7 million or 1.83 percent at December 31, 1996. The allowance for loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for loan losses. The allowance for loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.

     The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996:

                                                        Three Months Ended
                                                              March 31
(Dollars in thousands)                                1997               1996
Allowance for loan losses
 at beginning of period                              $ 7,736           $ 8,025
Loans charged-off:
 Commercial                                                0               264
 Agriculture                                               0                 0
 Real estate construction                                  0                 0
 Loans to individuals                                     99                81
 Real estate - residential mortgage                        0                 0
                                                     -------           -------
Total loans charged-off                                   99               345

Recoveries of loans previously charged-off:
 Commercial                                              246                81
 Agriculture                                               0                 0
 Real estate construction                                  0                 4
 Loans to individuals                                     16                11
 Real estate - residential mortgage                        0                 0
                                                     -------           -------
 Total recoveries of loans previously
                          charged-off                    262                96

 Net loans charged-off                                  (163)              249
 Current period's provision for
 loan losses                                               0                 0
                                                     -------           -------

 Allowance for loan
 losses at end of period                             $ 7,899           $ 7,776
                                                     =======           =======

Other Operating Income and Expense
     Other operating income was $1.7 million and $1.2 million for the three months ended March 31, 1997 and 1996, respectively. The increase in other operating income is primarily attributable to mortgage banking operations; results from this line of business were increased significantly following the acquisition, during the first quarter of 1996, of the business assets and operations of Central Mortgage, a mortgage banking company located in Lancaster, Pennsylvania. Other operating income is generated from mortgage banking activities through the sale of originated mortgage loans in the secondary market. The Company recognized $214 thousand of gains from the sale of $8.4 million of mortgages in the secondary market in the three month period of 1997 compared to recognizing $74 thousand from selling $4.7 million in the secondary market in the same period of 1996. In addition, the Company recognized $174 thousand from the sale of investments securities available for sale in 1997 compared to $23 thousand for the same period in 1996. Other income increased by $122 thousand from 1996 which was due to a number of factors such as fee income pricing increases and due to the introduction of a direct debit card product during the third quarter of 1996.

     Other operating expense for the three months ended March 31, 1997 was $4.9 million, a 8.4 percent increase over the $4.5 million reported for the same period of 1996.

     Salaries and benefits expense increased by $380 thousand or 16.1 percent for the three months ended March 31, 1997 compared to the same period of 1996. The increase in salary and benefit expenses is primarily a result of the staffing expense for Central Mortgage being present for the full quarter in 1997 compared to one month in 1996, the opening of five de novo branch offices, which opened between the second half of 1996 and April of 1997 and overall merit increases of 3.5 percent which were applied to base salaries as of January 1, 1997.

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

     Non-performing loans at March 31, 1997 totalled $573 thousand or .13 percent of total loans outstanding, compared to $973 thousand or .23 percent of loans at December 31, 1996 and $1.0 million or .26 percent of loans at March 31, 1996. Non-performing assets at March 31, 1997 were $753 thousand or .18 percent of loans plus other real estate owned compared to $1.7 million or .39 percent of loans plus other real estate owned at December 31, 1996 and $2.0 million or .50 percent of loans plus other real estate owned at March 31, 1996. The improvement in non-performing assets at March 31, 1997 as compared to March 31, 1996 was a result of decreased levels of non-accrual loans and decreased levels of other real estate owned.

     The following is a presentation of non-performing assets as of March 31, 1997, December 31, 1996, and March 31, 1996:

                                                         March 31         Dec. 31         March 31
(Dollars in thousands)                                     1997             1996            1996
Non-performing loans                                     $    573         $    973        $  1,008
Other real estate owned, net                                  180              695             947
                                                         --------         --------        --------
Total non-performing assets                              $    753         $  1,668        $  1,955
                                                         ========         ========        ========

Loans past due 90 days or more as to
  principal or interest                                       578              624             524

Allowance for loan losses to
  non-performing loans                                    13.79x           12.58x           7.71x
Non-performing loans as a
  percent of loans outstanding                              .13%             .23%            .26%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned                              .18%             .39%            .50%

     Interest income of approximately $11 thousand would have been recognized during the three months ended March 31, 1997, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $1 thousand was recognized during the three months ended March 31, 1997.

     Concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Agriculture-related borrowings at March 31, 1997 totalled $110 million or 26.1 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At March 31, 1997 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three months ended March 31, 1997.

Financial Position
     Total assets at March 31, 1997 were $621 million compared to $616 million at December 31, 1996. Total loans outstanding at March 31, 1997 were $428 million compared to $423 million at December 31, 1996. Total deposits at March 31, 1997 were $529 million compared to $527 million at December 31, 1996.

Capital Adequacy
     The Company's stockholders' equity was $63.1 million at March 31, 1997 and $62.2 million at December 31, 1996. Total stockholders' equity increased by 1.4 percent from December 31, 1996 which was the net effect of the recognition of $2.3 million in net income for the three month period, cash dividend payments to stockholders of $993 thousand, an unfavorable change in net unrealized gains or losses on investment securities available for sale of $153 thousand, and due to the acquisition of treasury stock at a cost of $334 thousand. Net unrealized gains on investment securities available for sale of $355 thousand and $508 thousand were included as a component of stockholders' equity at March 31, 1997 and December 31, 1996, respectively.

     The Company announced its intentions to repurchase up to 5 percent or 203,584 shares of its outstanding common stock in June, 1996. These repurchased shares will be available for reissuance through the Company's Dividend Reinvestment or Stock Option Plans or for other general corporate purposes. A total of 12,400 shares of common stock were re-acquired by the Company during the first quarter of 1997 with a cumulative total of 106,100 acquired as of March 31, 1997.

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

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for loan losses. The rules require that banking organizations must have ratios of 4.00 percent and 8.00 percent for Tier 1 and Total Capital, respectively. At March 31, 1997 the Company's Tier 1 and Total Capital ratios were 13.18 percent and 14.49 percent, respectively. Tier 1 and Total Capital ratios were 13.12 percent and 14.43 percent respectively, at December 31, 1996. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. The Company's Leverage ratio was 10.28 percent at March 31, 1997 and December 31, 1996, respectively.

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

     The Company has entered into interest rate swap contracts as part of its asset-liability management activities. These contracts are used primarily for the purpose of managing interest rate risk in order to minimize mismatches in the Bank's interest rate sensitivity and interest rate risk positions.

     Interest rate swap contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions.

     The interest income or interest expense differential from interest rate swap contracts is recognized on the accrual basis as a component of interest income or interest expense over the life of the contract. Gains or losses from early termination of interest rate swap contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. The Company is not exposed to credit risk in terms of the notional amounts of these contracts, however, the receipt of payments representing the interest differential is based on the creditworthiness of the counterparty to each contract.

         The Company's use of these interest rate swap contracts is closely monitored by the Company's Board of Directors and is closely controlled as to levels of exposure. At March 31, 1997 the Company had seven interest rate agreements outstanding having a total notional amount of $70 million. These agreements consisted of interest rate swap agreements each with a notional amount of $10 million.

         The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The counterparties of the aforementioned interest rate contracts are commercial banks having a rating of A1 from Moody's Investor Service.

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at March 31, 1997 and December 31, 1996:

                                                   Contractual Amounts
                                                March 31        December 31
(Dollars in thousands)                            1997             1996
Financial instruments whose
contractual amounts represent
 credit risk:
     Commitments to extend credit                $94,339          $93,811
     Standby letters of credit                     7,118            7,335
Contractual amounts of off-balance
sheet financial instruments not
constituting credit risk:
     Interest rate swap, notional
     value                                        70,000           70,000


Supervision and Regulation

     During the latter part of 1996, Congress agreed on a legislative package to stabilize the Savings and Loan (S&L) industry's deposit insurance fund (SAIF). The legislation required the S&L industry to recapitalize its insurance fund with a one-time assessment. Previous proposals required the bank insurance fund
(BIF) to contribute a substantial amount to help recapitalize SAIF. Under the current legislation, banks are required to pay an annual rate of 1.29 cents for every $100 of domestic deposits from 1997 through 1999 and pay 2.43 cents per $100 of domestic deposits for the years of 2000 through 2017. The amount of FDIC insurance to be paid under this new legislation will not materially impact the financial position, equity or the results of operations for the Company in future periods.

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

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128, which supersedes APB Opinion No. 15 (APB 15), "Earnings Per Share", specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS, Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company will adopt SFAS 128 as of December 31, 1997. Management does not expect SFAS 128 to have a material effect on the EPS of the Company.

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                 Three Months Ended March 31, 1997    Three Months Ended March 31, 1996
                                                 Average                    Average   Average                  Average
                                                 Balance     Interest        Rate     Balance     Interest       Rate
Assets
    Loans                                       $428,693     $  9,532        9.02%    $390,350    $  8,833       9.10%
    Money market investments                       4,440           59        5.39        2,729          37       5.42
    Investment securities:
        Taxable                                  130,111        2,001        6.24      132,655       1,938       5.87
        Non-taxable                               15,372          266        7.01       11,863         193       6.54
                                                --------     --------        ----     --------    --------       ----
             Total investment securities         145,483        2,267        6.32      144,518       2,131       5.93
             Total earning assets                578,616     $ 11,858        8.31%     537,597    $ 11,001       8.23%
                                                             ========        ====                 ========       ====

    Other assets                                  29,544                               27,023
                                                --------                             --------
             Total assets                       $608,161                             $564,620
                                                ========                             ========

Liabilities and stockholders' equity
    Interest bearing deposits:
        Now accounts                            $ 54,065     $    170        1.27%    $ 55,062    $    191       1.39%
        Savings and money market                 127,198          983        3.13      127,790         986       3.10
        Time                                     273,633        3,753        5.56      233,735       3,326       5.72
                                                --------     --------        ----     --------    --------       ----
             Total interest bearing deposits     454,896        4,906        4.37      416,587       4,503       4.35

    Short-term borrowings                         12,068          122        4.08       11,505         121       4.22
    Other Borrowings                               6,338           97        6.21       11,111         162       5.86
                                                --------     --------        ----     --------    --------       ----
        Total interest bearing liabilities       473,302     $  5,125        4.39%     439,203    $  4,786       4.38%
                                                             ========        ====                 ========       ====

    Non-interest bearing deposits                 63,832                                58,060
    Other liabilities                              8,434                                 8,138
    Stockholders' equity                          62,593                                59,219
                                                --------                              --------
        Total liabilities and
        stockholders' equity                    $608,161                              $564,620
                                                ========                              ========

    Net interest income                                      $  6,733                             $  6,215
    Total yield on earning assets                                            8.31%                               8.23%
    Rate on supporting liabilities                                           3.59%                               3.58%
                                                                             ----                                ----
    Net interest margin                                                      4.72%                               4.65%
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



                                         Keystone Heritage Group, Inc.
                                         (Registrant)


Date  May 12, 1997              By /s/ Kurt A. Phillips
                                   Kurt A. Phillips
                                   Chief Financial and Accounting Officer