Form 10-Q
period 1997-06-30
KEYSTONE HERITAGE GROUP INC
filed 1997-08-12
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    June 30, 1997

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



          Class                                 Outstanding at August 8, 1997
Common Stock ($5.00 par value)                               3,951,583 shares

                          KEYSTONE HERITAGE GROUP, INC.

                                      Index


PART I - FINANCIAL INFORMATION                                          Page


Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         June 30, 1997 and December 31, 1996 (Unaudited)                  3

         Consolidated Statements of Income for the
         Three and Six Months ended June 30, 1997 and
         1996 (Unaudited)                                                 4

         Consolidated Statements of Stockholders' Equity
         for the Six Months ended June 30, 1997 and
         1996 (Unaudited)                                                 5

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 1997 and
         1996 (Unaudited)                                                 6

         Notes to Consolidated Financial Statements                       7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters To A Vote of Security Holders             17

Signature Page                                                           19

                          KEYSTONE HERITAGE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                                          June 30      December 31
                                                            1997           1996
ASSETS
      Cash and due from banks                             $22,008        $22,832
      Interest bearing deposits with banks                    341            181
      Federal funds sold                                    2,100              0
      Investment securities available for sale             68,171         62,596
      Investment securities held to maturity
           (fair value of $93,472 and $92,079
           for 1997 and 1996, respectively)                93,274         91,652
      Loans held for sale                                   1,280          6,019
      Loans, net of unearned income of
         $1,627 for 1997 and $1,812 for 1996              436,988        422,534
      Allowance for loan losses                            (8,681)        (7,736)
                                                        ---------      ---------

           Loans, net                                     428,307        414,798

      Premises and equipment, net                           8,537          8,132
      Accrued interest receivable                           3,720          3,677
      Other real estate owned                                 192            695
      Deferred tax asset, net                               2,665          2,604
      Other assets                                          3,517          3,121
                                                        ---------      ---------

           Total assets                                  $634,112       $616,307
                                                        =========      =========

LIABILITIES
      Non-interest bearing deposits                       $70,569        $72,683
      Interest bearing deposits                           472,188        454,150
                                                        ---------      ---------

           Total deposits                                 542,757        526,833

      Short-term borrowings                                12,086         12,478
      Other borrowings                                      6,113          6,438
      Accrued interest payable                              4,794          5,184
      Other liabilities                                     3,007          3,135
                                                        ---------      ---------

           Total liabilities                              568,757        554,068

STOCKHOLDERS' EQUITY

      Common stock - $5 par value; 10,000,000
           shares authorized; 4,071,683 outstanding
           at June 30, 1997 and December 31, 1996          20,358         20,358
      Capital surplus                                      22,078         22,078
      Retained earnings                                    24,881         21,418
      Treasury stock - 120,100 shares at June 30,
           1997 and 93,700 at December 31, 1996            (2,826)        (2,123)
      Net unrealized gain on investment securities
           available for sale, net of taxes                   864            508
                                                        ---------      ---------

           Total stockholders' equity                      65,355         62,239

           Total liabilities and stockholders'
             equity                                      $634,112       $616,307
                                                        =========      =========

See accompanying notes to financial statements.

                          KEYSTONE HERITAGE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                            Three Months Ended     Six Months Ended
                                                                June 30                 June 30
                                                            1997       1996        1997         1996
INTEREST INCOME
              Interest and fees on loans                   $9,785      $8,977     $19,234     $17,730
              Interest and dividends on investment
                securities available for sale:
                  Taxable investment securities               922         696       1,751       1,433
                  Equity investments                           67          49         130         104
              Interest and dividends on investment
                securities held to maturity:
                  Taxable investment securities             1,073       1,074       2,182       2,219
                  Non-taxable investment securities           186         126         359         251
                                                          -------     -------     -------     -------
                    Total interest and dividends on
                     investment securities                  2,248       1,945       4,422       4,007
              Interest on money market investments            123          30         182          67
                                                          -------     -------     -------     -------
                  Total interest income                    12,156      10,952      23,838      21,804

INTEREST EXPENSE
              Interest on deposits                          5,084       4,451       9,990       8,954
              Interest on short-term borrowings               127         113         249         234
              Interest on other borrowings                     95         160         192         322
                                                          -------     -------     -------     -------
                  Total interest expense                    5,306       4,724      10,431       9,510

                  Net interest income                       6,850       6,228      13,407      12,294

              Provision for loan losses                         0           0           0           0
                                                          -------     -------     -------     -------
                  Net interest income after provision
                   for possible loan losses                 6,850       6,228      13,407      12,294

OTHER OPERATING INCOME
              Trust income                                    331         292         648         609
              Service charges on deposits                     359         331         701         637
              Net realized gain on investment
                  securities available for sale                28           0         202          23
              Net gain on sale of mortgage loans              211         249         425         323
              Net gain on sale of credit card loans
                  and merchant processing activity            618           0         618           0
              Other income                                    649         582       1,254       1,065
                                                          -------     -------     -------     -------
                  Total other operating income              2,196       1,454       3,848       2,657

OTHER OPERATING EXPENSE
              Salaries and employee benefits                2,697       2,486       5,441       4,850
              Occupancy expense, net                          374         299         735         627
              Equipment expense                               484         546         938       1,052
              Deposit insurance expense                        17           0          32           1
              Other expense                                   970       1,350       2,245       2,626
                                                          -------     -------     -------     -------
                  Total other operating expense             4,542       4,681       9,391       9,156

                  Income before income taxes                4,504       3,001       7,864       5,795
              Income taxes                                  1,397         923       2,420       1,794
                                                          -------     -------     -------     -------

                  Net income                               $3,107      $2,078      $5,444      $4,001
                                                          =======     =======     =======     =======

PER COMMON SHARE
                  Net income                                 $.78        $.51       $1.37        $.98
                                                          =======     =======     =======     =======

                  Cash dividends paid                        $.25        $.20        $.50        $.40

                          KEYSTONE HERITAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Six Months Ended June 30

                             (Dollars in thousands)

                                                                                                       Net Unrealized
                                                                                                       Gain (Loss) On
                                                        Common       Capital    Retained     Treasury  Securities Available
                                                         Stock       Surplus    Earnings       Stock   for Sale           Total
Balance, December 31, 1995                              $20,358      $22,078     $16,107           $0          $336      $58,879
                                                                                                                        --------
 Net Income                                                 -0-          -0-       4,001          -0-           -0-        4,001
                                                                                                                        --------
 Cash dividends ($.40 per share)                            -0-          -0-      (1,629)         -0-           -0-       (1,629)
                                                                                                                        --------
 Change in unrealized gain (loss)
  on investment securities
  available for sale, net of taxes                          -0-          -0-         -0-          -0-         (124)         (124)
                                                        -------      -------     -------      -------      --------      -------

Balance, June 30, 1996                                  $20,358      $22,078     $18,479           $0          $212      $61,127
                                                       ========      =======     =======     ========      ========     ========

Balance, December 31, 1996                              $20,358      $22,078     $21,418      ($2,123)         $508      $62,239
                                                        -------      -------     -------      -------      --------      -------
 Net income                                                 -0-          -0-       5,444           -0-           -0-       5,444
                                                        -------      -------     -------      -------      --------      -------
 Cash dividends ($.50 per share)                            -0-          -0-      (1,981)          -0-           -0-      (1,981)
                                                        -------      -------     -------      -------      --------      -------
 Acquisition of 43,300 shares of
  treasury stock at cost                                    -0-          -0-         -0-         (703)           -0-        (703)
                                                        -------      -------     -------      -------      --------      -------
 Change in unrealized gain
  (loss) on investment securities
  available for sale, net of taxes                          -0-          -0-         -0-          -0-           356          356
                                                        -------      -------     -------      -------      --------      -------

Balance, June 30, 1997                                  $20,358      $22,078     $24,881      ($2,826)         $864      $65,355
                                                       ========      =======     =======     ========      ========     ========

                          KEYSTONE HERITAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Six Months Ended
                                                                        June 30
                                                                   1997          1996
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                   $5,444        $4,001
    Adjustments to reconcile net income to cash:
        Depreciation and amortization                               631           816
        (Increase) decrease in deferred income taxes               (250)          249
        (Increase) decrease in accrued interest receivable          (43)          196
        Decrease in accrued interest payable                       (390)       (1,278)
        Net gain on sale or credit card loans
         and merchant card processing                              (618)            0
        Net gain on sale of other real estate owned                 (60)            0
        Net gain on sale of loans                                  (425)         (323)
        Originations of residential mortgage loans sold         (16,206)      (20,763)
        Proceeds from sale of residential mortgage loans         17,432        18,900
        Net realized gain on investment securities
         available for sale                                        (202)          (23)
        Other, net                                                 (850)         (796)
                                                               --------      --------
            Net cash provided by operating activities             4,463           979

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in money market investments                     (2,260)       (3,512)
    Maturities of investment securities
      held to maturity                                           15,118        12,447
    Maturities of investment securities
      available for sale                                          9,257        13,375
    Sale of investment securities available for sale              2,406            63
    Funds invested in investment securities
      held to maturity                                          (16,667)       (9,393)
    Funds invested in investment securities
      available for sale                                        (16,395)       (3,236)
    Proceeds from sale of credit card loans and
      merchant processing activity                                3,051             0
    Net increase in loans made to customers                     (11,894)      (15,584)
    Net expenditures for premises and equipment                  (1,036)         (600)
    Proceeds from sale of other real estate owned                   609           206
                                                               --------      --------
        Net cash used in investing activities                   (17,811)       (6,234)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                     15,924         4,905
    Net (decrease) increase in short-term borrowings               (392)        2,708
    Net increase (decrease) in other borrowings                    (324)       (5,479)
    Acquisition of treasury stock                                  (703)            0
    Cash dividends paid                                          (1,981)       (1,629)
                                                               --------      --------
        Net cash used by financing activities                    12,524           505

    Net decrease in cash and due from banks                        (824)       (4,750)

    Cash and due from banks at beginning of period               22,832        23,766
    Cash and due from banks at end of period                    $22,008       $19,016

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                $5,558        $4,826
    Income taxes paid                                             2,450         1,683

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                               308           575

                          KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 1997 and December 31, 1996, the consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis or those adopted during the first quarter of 1997. The consolidated financial statements of Keystone Heritage Group, Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

2. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,955,121 and 4,071,683 for the three month periods ended June 30, 1997 and 1996, respectively, and 3,962,576 and 4,071,683 for the six months ended June 30, 1997 and 1996, respectively.


3. During the second quarter of 1997 the Company completed the sale of its $3.1 million portfolio of credit card receivables, and in a separate transaction, completed the sale of its merchant credit card processor portfolio. The combined effect of these transactions resulted in a $618 thousand pre-tax gain.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations
      Net income for the Company for the three months ended June 30, 1997 was $3.107 million or $.78 per share, compared to $2.078 million or $.51 per share for the three months ended June 30, 1996. Return on average stockholders' equity and return on average assets for the 1997 period were 19.61 percent and 2.00 percent, respectively.

      During the second quarter, the Company sold its $3.1 million credit card receivables portfolio and its merchant credit card processor portfolio at an after-tax net gain of approximately $400 thousand or $.10 per share. Net income was also improved as a result of receiving interest income and recovering legal expenses previously expended on a charged-off commercial loan. The net after-tax effect of these commercial loan related items was approximately $320 thousand or $.08 per share. As part of the settlement, the Company also recovered $500 thousand of loans previously charged-off which contributed to the increase in the Allowance for Loan Losses to $8.7 million.

      Net income for the six months ended June 30, 1997 was $5.444 million or $1.37 per share, compared to net income of $4.001 million or $.98 per share for 1996. Return on average stockholders' equity and return on average assets for the 1997 period were 17.41 percent and 1.78 percent, respectively.

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

      The tables presented on pages 15 and 16 are comparative statements of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996.

      Net interest income for the three months ended June 30, 1997 was $7.0 million, a $660 thousand or 10.4 percent increase from the same period of 1996. The net interest margin for the second quarter of 1997 was 4.76 percent compared to 4.71 percent for the same period of 1996. Average earning assets for the three month period ended June 30, 1997 were $592.4 million, a $47.8 million or an 8.8 percent increase from the same period of 1996. For the three month comparative periods, net interest income and the net interest margin increased in 1997 primarily as a result of an increase in average loans outstanding of $28.2 million or 7.0 percent and increases in the investment and money market investment balances of $19.6 million or 14.0 percent. This growth was primarily funded by increases in average interest bearing deposit balances of $44.9 million, or 10.7 percent and an increase in average non-interest bearing demand deposits of $3.4 million or 5.4 percent.

      Net interest income for the six months ended June 30, 1997 was $13.8 million, a $1.2 million or 9.4 percent increase from the same period of 1996. The net interest margin for the six months ended June 30, 1997 was 4.74 percent compared to 4.68 percent for the same period of 1996. Average earning assets for the six month period ended June 30, 1997 were $585.5 million, a $44.4 million or a 8.2 percent increase from the same period of 1996.

Provision and Allowance for Loan Losses
      There was no provision for loan losses charged to net income during the six month period ended June 30, 1997 or 1996.

      Net recoveries of $782 thousand were recorded for the three months ended June 30, 1997 compared to net charge-offs of $122 thousand for the same period of 1996. For the six month comparative period the Company recorded net recoveries of $945 thousand for 1997 and recorded net charge-offs of $371 thousand for 1996. During the second quarter or 1997, the Company recovered a total of $885 thousand on three unrelated commercial loans. A total of $500 thousand which was previously charged off in 1992 was recovered on one commercial loan though a litigation process. In addition to the recovered principal balance on this loan, the Company also recovered $490 thousand in interest income and legal expenses associated with this loan. Commercial loan charge-offs for the six months ended June 30, 1997 were $339 thousand lower than the same period of 1996 while charge-offs in loans to individuals increased by $68 thousand for the same comparative periods.

      The allowance for loan losses was $8.7 million or 1.99 percent of total loans outstanding at June 30, 1997 and $7.7 million or 1.83 percent at June 30, 1996. The allowance for loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for loan losses. The allowance for loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.

      The following is a summary of the activity in the allowance for loan losses for the three and six month periods ended June 30, 1997 and 1996:

                                                                        Three Months Ended                Six Months Ended
                                                                              June 30                         June 30
(Dollars in thousands)                                                   1997             1996             1997      1996
 Allowance for loan losses
  at beginning of period                                               $7,899           $7,776            $7,736    $8,025
 Loans charged-off:
  Commercial                                                               67              142                67       406
  Agriculture                                                               0                0                 0         0
  Real estate construction                                                  0                0                 0         0
  Loans to individuals                                                    138               88               237       169
  Real estate - residential mortgage                                        4                0                 4         0
                                                                       ------           ------            ------    ------
 Total loans charged-off                                                  209              230               308       575

 Recoveries of loans previously charged-off:
  Commercial                                                              964               90             1,210       171
  Agriculture                                                               0                0                 0         0
  Real estate construction                                                  0                8                 0        12
  Loans to individuals                                                     26               10                42        21
  Real estate - residential mortgage                                        1                0                 1         0
                                                                       ------           ------            ------    ------
  Total recoveries of loans previously
                           charged-off                                    991              108             1,253       204

  Net loans charged-off                                                  (782)             122              (945)      371
  Current period's provision for
  loan losses                                                               0                0                 0         0
                                                                       ------           ------            ------    ------

  Allowance for loan
  losses at end of period                                              $8,681           $7,654            $8,861    $7,654
                                                                       ======           ======            ======    ======

Other Operating Income and Expense
     Other operating income was $2.2 million and $1.5 million for the three months ended June 30, 1997 and 1996, respectively. Other operating income was $3.9 million and $2.7 million for the six months ended June 30, 1997 and 1996, respectively. During the second quarter of 1997 the Company completed the sale of its $3.1 million portfolio of credit card receivables, and in a separate transaction, completed the sale of our merchant credit card processor portfolio. The combined effect of these transactions resulted in a $618 thousand pre-tax gain. The gain on the sale of the credit card portfolio along with gains recognized on the sale of certain equity investments recorded as investments available for sale were the primary reasons for the growth in other operating income during the six month period of 1997 compared to the same period of 1996. In addition, the Company recognized $425 thousand from selling $16.2 million of mortgages in the secondary market in the six month period of 1997 compared to recognizing $323 thousand from selling $20.8 million in the secondary market in the same period of 1996. The increase in the gain on sale of mortgage loans is a result of an increase in the the amount of government (FHA and VA) loans sold in 1997 compared to 1996. Although total mortgage loan sales have decreased from 1996 the profit margin attributable to FHA and VA loans is significantly higher than the conventional loans which the Company sold exclusively prior to the acquisition of Central Mortgage Company during the first quarter of 1996.

     Other operating expense for the three months ended June 30, 1997 was $4.5 million, a 3.0 percent decrease from the $4.7 million reported for the same period of 1996. For the six months ended June 30, 1997 other operating expense was $9.4 million compared to $9.2 million for the same period of 1996.

     Salaries and benefits expense increased by $211 thousand or 8.5 percent and by $591 thousand or 12.2 percent for the three and six months ended June 30, 1997 compared to the same periods of 1996. The increase in salary and benefit expense is primarily attributable to the opening of five de novo branches since September 30, 1996 and the effects of the staffing for Central Mortgage being present for the full year in 1997, compared to being present for four months in 1996. In addition merit increases of 3.5 percent were applied to base salaries as of January 1, 1997. Other expense decreased by approximately $380 thousand for both the three and six month periods ended June 30, 1997 compared to the same period of 1996. A portion of the reduction in other operating expense was attributable to the recovery of previously expended legal fees amounting to $458 thousand for two separate commercial loans.

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

     Non-performing loans at June 30, 1997 totalled $966 thousand or .22 percent of total loans outstanding, compared to $973 thousand or .23 percent of loans at December 31, 1996 and $1.3 million or .31 percent of loans at June 30, 1996. Non-performing assets at June 30, 1997 were $1.2 million or .27 percent of loans plus other real estate owned compared to $1.7 million or .39 percent of loans plus other real estate owned at December 31, 1996 and $2.0 million or .49 percent of loans plus other real estate owned at June 30, 1996. The improvement in non-performing assets at June 30, 1997 as compared to December 31, 1996 was a result of decreased levels of other real estate owned.

     The following is a presentation of non-performing assets as of June 30, 1997, December 31, 1996, and June 30, 1996:

                                        June 30     Dec. 31     June 30
(Dollars in thousands)                    1997        1996        1996

Non-performing loans                       $966        $973      $1,251
Other real estate owned, net                192         695         741
                                         ------      ------      ------
Total non-performing assets              $1,158      $1,668      $1,992
                                         ======      ======      ======

Loans past due 90 days or more as to
  principal or interest                     579         624         303


Allowance for loan losses to
  non-performing loans                    8.99x       7.95x       6.12x
Non-performing loans as a
  percent of loans outstanding              .22%        .23%        .31%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned              .27%        .39%        .49%

     Interest income of approximately $12 thousand and $23 thousand would have been recognized during the three and six month periods ended June 30, 1997, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $1 thousand and $2 thousand was recognized during the three and six months ended June 30, 1997.

     Concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Agriculture-related borrowings at June 30, 1997 totalled $115 million or 26.2 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At June 30, 1997 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three or six months ended June 30, 1997.

Financial Position
     Total assets at June 30, 1997 were $634 million compared to $616 million at December 31, 1996. Total loans outstanding at June 30, 1997 were $431 million compared to $423 million at December 31, 1996. Total deposits at March 31, 1997 were $543 million compared to $527 million at December 31, 1996.

Capital Adequacy
     The Company's stockholders' equity was $65.4 million at June 30, 1997 and $62.2 million at December 31, 1996. Total stockholders' equity increased by 5.0 percent from December 31, 1996 which was the net effect of the recognition of $5.4 million in net income for the three month period, cash dividend payments to stockholders of $1.98 million, a favorable change in net unrealized gains or losses on investment securities available for sale of $356 thousand, and due to the acquisition of treasury stock at a cost of $703 thousand. Net unrealized gains on investment securities available for sale of $864 thousand and $508 thousand were included as a component of stockholders' equity at June 30, 1997 and December 31, 1996, respectively.

     The Company announced its intentions to repurchase up to 5 percent or 203,584 shares of its outstanding common stock in June, 1996. These repurchased shares will be available for reissuance through the Company's Dividend Reinvestment or Stock Option Plans or for other general corporate purposes. A total of 14,000 shares of common stock were re-acquired by the Company during the second quarter of 1997 with a cumulative total of 120,100 acquired as of June 30, 1997.

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

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for loan losses. The rules require that banking organizations must have ratios of 4.00 percent and 8.00 percent for Tier 1 and Total Capital, respectively. At June 30, 1997 the Company's Tier 1 and Total Capital ratios were 13.39 percent and 14.72 percent, respectively. Tier 1 and Total Capital ratios were 13.12 percent and 14.43 percent respectively, at December 31, 1996. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. The Company's Leverage ratio was 10.32 percent at June 30, 1997 and was 10.28 percent at December 31, 1996.


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

         The Company's use of these interest rate swap contracts is closely monitored by the Company's Board of Directors and is closely controlled as to levels of exposure. At June 30, 1997 the Company had seven interest rate agreements outstanding having a total notional amount of $70 million. These agreements consisted of interest rate swap agreements each with a notional amount of $10 million.

         The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The counterparties of the aforementioned interest rate contracts are commercial banks having a rating of A1 from Moody's Investor Service.

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at June 30, 1997 and December 31, 1996:

                                        Contractual Amounts
                                        June 30    December 31
(Dollars in thousands)                   1997        1996

Financial instruments whose
contractual amounts represent
 credit risk:
  Commitments to extend credit         $91,156     $93,811
  Standby letters of credit              8,028       7,335
Contractual amounts of off-balance
sheet financial  instruments not
constituting credit risk:
  Interest rate swap, notional
   value                                70,000      70,000

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

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                                Three Months Ended June 30, 1997        Three Months Ended June 30, 1996
                                                  Average               Average          Average              Average
                                                  Balance    Interest    Rate            Balance    Interest    Rate
Assets
    Loans                                         $433,412     $9,869     9.13%         $405,215     $9,056      8.99%
    Money market investments:
        Interest bearing deposits with banks           246          4     6.46               189          3      6.37
        Federal funds sold                           8,652        119     5.52             2,012         27      5.45

             Total money market investments          8,898        123     5.54             2,201         30      5.54
    Investment securities available for sale
      and held to maturity:
        Taxable investment securities
         available for sale                         66,863        989     5.93            56,202        747      5.35
        Taxable investment securities
         held to maturity                           66,603      1,073     6.46            69,092      1,072      6.24
        Non-taxable investment securities
         held to maturity                           16,630        286     6.91            11,926        193      6.52
                                                   -------    -------     ----           -------    -------      ----
             Total investment securities           150,096      2,348     6.27           137,220      2,012      5.90
             Total earning assets                  592,406    $12,340     8.35%          544,636    $11,098      8.20%
                                                              =======     ====                      =======      ====

    Other assets                                    30,415                                29,240
                                                  --------                              --------
             Total assets                         $622,821                              $573,876
                                                  ========                              ========

Liabilities and stockholders' equity
Interest bearing deposits:
        Demand                                    $ 54,429      $ 176     1.29%         $ 55,008      $ 172      1.26%
        Savings                                    129,240      1,030     4.01           130,755      1,014      3.12
        Time                                       282,488      3,878     5.51           235,446      3,265      5.58
                                                   -------    -------     ----           -------    -------      ----
             Total interest bearing deposits       466,157      5,084     4.37           421,209      4,451      4.25

    Short-term borrowings                           11,913        127     4.28            10,860        113      4.20
    Other Borrowings                                 6,172         95     6.18            10,966        160      5.87
                                                   -------    -------     ----           -------    -------      ----
        Total interest bearing liabilities         484,242    $ 5,306     4.39%          443,035    $ 4,724      4.29%
                                                              =======     ====                      =======      ====

    Non-interest bearing deposits                   67,006                                63,566
    Other liabilities                                8,036                                 6,838
    Stockholders' equity                            63,537                                60,437
                                                  --------                              --------
        Total liabilities and
        stockholders' equity                      $622,821                              $573,876
                                                  ========                              ========

    Net interest income                                       $ 7,034                               $6,374
    Total yield on earning assets                                         8.35%                                  8.20%
                                                                          ----                                   ----
    Rate on supporting liabilities                                        3.59%                                  3.49%
                                                                          ----                                   ----
    Net interest margin                                                   4.76%                                  4.71%
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

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                               Six Months Ended June 30, 1997           Six Months Ended June 30, 1996
                                               Average               Average            Average              Average
                                               Balance    Interest    Rate              Balance    Interest    Rate
Assets
    Loans                                        $431,066       $19,401         9.08%  $397,782      $17,890        9.04%
    Money market investments:
        Interest bearing deposits with banks          248             8         6.50        236            7        5.96
        Federal funds sold                          6,433           174         5.45      2,229           60        5.41
                                                 --------      --------         ----   --------     --------        ----
             Total money market investments         6,681           182         5.49      2,465           67        5.47
    Investment securities available for sale
     and held to maturity:
        Taxable investment securities
         available for sale                        64,361         1,881         5.89     57,851        1,537        5.34
        Taxable investment securities
         held to maturity                          67,437         2,182         6.52     71,124        2,219        6.27
        Non-taxable investment securities
         held to maturity                          16,004           552         6.95     11,894          386        6.53
                                                 --------      --------         ----   --------     --------        ----
             Total investment securities          147,802         4,615         6.30    140,869        4,142        5.91
             Total earning assets                 585,549       $24,198         8.33%   541,116      $22,099        8.21%
                                                                =======         ====                 =======        ====

    Other assets                                   29,982                                28,132
                                                 --------                              --------
             Total assets                        $615,531                              $569,248
                                                 ========                              ========

Liabilities and stockholders' equity
Interest bearing deposits:
        Demand                                    $54,248          $346         1.28%   $55,035         $362        1.32%
        Savings                                   128,224         2,013         3.17    129,272        1,999        3.11
        Time                                      278,085         7,631         5.53    234,591        6,593        5.65
                                                 --------      --------         ----   --------     --------        ----
             Total interest bearing deposits      460,557         9,990         4.37    418,898        8,954        4.30

    Short-term borrowings                          11,990           249         4.18     11,182          234        4.21
    Long-term debt                                  6,255           192         6.19     11,039          322        5.87
                                                 --------      --------         ----   --------     --------        ----
        Total interest bearing liabilities        478,802       $10,431         4.39%   441,119       $9,510        4.34%
                                                                =======         ====                 =======        ====

    Non-interest bearing deposits                  65,428                                60,813
    Other liabilities                               8,234                                 7,488
    Stockholders' equity                           63,067                                59,828
                                                 --------                              --------
        Total liabilities and
        stockholders' equity                     $615,531                              $569,248
                                                 ========                              ========

    Net interest income                                         $13,767                              $12,589
    Total yield on earning assets                                               8.33%                              8.21%
    Rate on supporting liabilities                                              3.59%                              3.53%
                                                                                ----                               ----
    Net interest margin                                                         4.74%                              4.68%
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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1997 Annual Stockholders' Meeting

     The 1997 Annual Meeting of Stockholders' for the Company was held on April 15, 1997. Stockholders' of the Company voted on the following issues: Election of Directors Raymond M. Dorsch, Jr., Wendie DiMatteo Holsinger, Donald W. Lesher, Jr. and Mark Randolph Tice; and a proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's Independent Public Accountants for the fiscal year ending December 31, 1997. Seventy eight percent of the 3,965,583 shares eligible to vote were voted in either proxy form or in person at the meeting.

     All matters subject to a vote at the Annual Meeting were approved as a result of the votes cast at the Annual Meeting. The following is a presentation of the voting results from the April 15, 1997 Annual Stockholders' Meeting:

Election of Directors:             FOR           Withheld        Total

Raymond M. Dorsch, Jr.          3,066,368          29,579      3,095,947

Wendie DiMatteo Holsinger       3,053,073          42,874      3,095,947

Donald W. Lesher, Jr.           3,087,036           8,911      3,095,947

Mark Randolph Tice              3,084,994          10,953      3,095,947


     The term of the Directors elected at the Annual Meeting expires in 2000 or when the director would reach the mandatory retirement age of 72. The following directors remain on the Company's Board of Directors until the expiration of their terms in 1998 and 1999 or when the director would reach the mandatory retirement age of 72:

Directors Term Expiring in 1998:
Charles V. Henry, III
Bruce A. Johnson
John E. Wengert

Directors Term Expiring in 1999:
Harry J. Gensemer
Albert B. Murry
Thomas I. Siegel
Brett H. Tennis

     Messrs. Lance M. Frehafer and E.D. Williams, Jr., Directors of the Company, retired from the Board on April 15, 1997.

     The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's Independent Public Accountants for the fiscal year ending December 31, 1997 was voted as follows:

                For              Against            Abstain

             3,088,774              1,595              5,578

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  None.

(b.) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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



                                         Keystone Heritage Group, Inc.
                                         (Registrant)


Date  July 31, 1997                 By /s/ Kurt A. Phillips
                                       Kurt A. Phillips
                                       Chief Financial and Accounting Officer