Form 10-Q
period 1997-09-30
KEYSTONE HERITAGE GROUP INC
filed 1997-11-12
CIK 715366

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    September 30, 1997


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


          Class                               Outstanding at November 10, 1997

Common Stock ($5.00 par value)                         3,966,249 shares

                          KEYSTONE HERITAGE GROUP, INC.

                                      Index

PART I - FINANCIAL INFORMATION                                         Page


Item 1 - Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1997 and December 31, 1996 (Unaudited)             3

         Consolidated Statements of Income for the
         Three and Nine Months ended September 30, 1997 and
         1996 (Unaudited)                                                 4

         Consolidated Statements of Stockholders' Equity
         for the Nine Months ended September 30, 1997 and
         1996 (Unaudited)                                                 5

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 1997 and
         1996 (Unaudited)                                                 6

         Notes to Consolidated Financial Statements                       7


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8


PART II - OTHER INFORMATION

Signature Page                                                           18

                          KEYSTONE HERITAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                                          September 30    December 31
                                                              1997           1996
                                                           ---------      ---------
ASSETS
      Cash and due from banks                                $21,274        $22,832
      Interest bearing deposits with banks                       437            181
      Term federal funds sold                                  8,000              0
      Investment securities available for sale                63,576         62,596
      Investment securities held to maturity
           (fair value of $80,624 and $92,079
           for 1997 and 1996, respectively)                   80,177         91,652
      Loans held for sale                                      1,418          6,019
      Loans, net of unearned income of
         $1,568 for 1997 and $1,812 for 1996                 461,925        422,534
      Allowance for loan losses                               (8,633)        (7,736)
                                                           ---------      ---------

           Loans, net                                        453,292        414,798

      Premises and equipment, net                              8,272          8,132
      Accrued interest receivable                              4,161          3,677
      Other real estate owned                                     80            695
      Deferred tax asset, net                                  2,481          2,604
      Other assets                                             3,168          3,121
                                                           ---------      ---------

           Total assets                                     $646,336       $616,307
                                                           =========      =========

LIABILITIES
      Non-interest bearing deposits                          $74,339        $72,683
      Interest bearing deposits                              473,695        454,150
                                                           ---------      ---------

           Total deposits                                    548,034        526,833

      Short-term borrowings                                   19,081         12,478
      Other borrowings                                         3,388          6,438
      Accrued interest payable                                 5,416          5,184
      Other liabilities                                        3,186          3,135
                                                           ---------      ---------

           Total liabilities                                 579,105        554,068

STOCKHOLDERS' EQUITY

      Common stock - $5 par value; 10,000,000
           shares authorized; 4,071,683 outstanding
           at September 30, 1997 and December 31, 1996        20,358         20,358
      Capital surplus                                         22,078         22,078
      Retained earnings                                       26,148         21,418
      Treasury stock - 113,434 shares at September 30,
           1997 and 93,700 at December 31, 1996               (2,669)        (2,123)
      Net unrealized gain on investment securities
           available for sale, net of taxes                    1,316            508
                                                           ---------      ---------

           Total stockholders' equity                         67,231         62,239

           Total liabilities and stockholders'
             equity                                         $646,336       $616,307
                                                           =========      =========

See accompanying notes to financial statements.

                          KEYSTONE HERITAGE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                           Three Months Ended      Nine Months Ended
                                                              September 30            September 30
                                                            1997        1996        1997       1996
                                                          -------     -------     -------     -------
INTEREST INCOME
              Interest and fees on loans                   $9,902      $9,366     $29,136     $27,096
              Interest and dividends on investment
                securities available for sale:
                  Taxable investment securities               899         722       2,650       2,155
                  Equity investments                           66          55         196         159
              Interest and dividends on investment
                securities held to maturity:
                  Taxable investment securities             1,025       1,055       3,207       3,274
                  Non-taxable investment securities           210         131         569         382
                                                          -------     -------     -------     -------
                    Total interest and dividends on
                     investment securities                  2,200       1,963       6,622       5,970
              Interest on money market investments            192          89         374         156
                                                          -------     -------     -------     -------
                  Total interest income                    12,294      11,418      36,132      33,222

INTEREST EXPENSE
              Interest on deposits                          5,296       4,672      15,286      13,626
              Interest on short-term borrowings               152         135         401         369
              Interest on other borrowings                     86          98         278         420
                                                          -------     -------     -------     -------
                  Total interest expense                    5,534       4,905      15,965      14,415

                  Net interest income                       6,760       6,513      20,167      18,807

              Provision for loan losses                         0           0           0           0
                                                          -------     -------     -------     -------
                  Net interest income after provision
                   for loan losses                          6,760       6,513      20,167      18,807

OTHER OPERATING INCOME
              Trust income                                    356         352       1,004         961
              Service charges on deposits                     377         341       1,078         978
              Net realized gain on investment
                  securities available for sale               310          35         512          58
              Net gain on sale of mortgage loans              239         321         664         644
              Net gain on sale of credit card loans
                  and merchant processing activity              0           0         618           0
              Other income                                    513         559       1,767       1,624
                                                          -------     -------     -------     -------
                  Total other operating income              1,795       1,608       5,643       4,265

OTHER OPERATING EXPENSE
              Salaries and employee benefits                2,770       2,672       8,211       7,522
              Occupancy expense, net                          412         340       1,147         967
              Equipment expense                               481         448       1,419       1,500
              Deposit insurance expense                        16           1          48           2
              Other expense                                 1,647       1,360       3,892       3,986
                                                          -------     -------     -------     -------
                  Total other operating expense             5,326       4,821      14,717      13,977

                  Income before income taxes                3,229       3,300      11,093       9,095
              Income taxes                                    973       1,001       3,393       2,795
                                                          -------     -------     -------     -------

                  Net income                               $2,256      $2,299      $7,700      $6,300
                                                          =======     =======     =======     =======

PER COMMON SHARE
                  Net income                                 $.57        $.57       $1.94       $1.55
                                                          =======     =======     =======     =======

                  Cash dividends paid                        $.25        $.22        $.75        $.62

                          KEYSTONE HERITAGE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Nine Months Ended September 30

                             (Dollars in thousands)

                                                                                                       Net Unrealized
                                                                                                        Gain (Loss) On
                                                Common        Capital       Retained        Treasury  Securities Available
                                                 Stock        Surplus       Earnings          Stock        for Sale         Total
Balance, December 31, 1995                      $20,358       $22,078        $16,107        $   -0-       $    336         $58,879
     Net Income                                     -0-           -0-          6,300            -0-            -0-           6,300
     Cash dividends ($.62 per share)                -0-           -0-         (2,524)           -0-            -0-          (2,524)
     Acquisition of 43,300 shares of
     treasury stock at cost                         -0-           -0-            -0-           (974)           -0-            (974)
     Change in unrealized gain (loss)
      on investment securities
      available for sale, net of taxes              -0-           -0-            -0-            -0-           (124)           (124)
                                                -------       -------        -------       --------     ----------        --------
Balance, September 30, 1996                     $20,358       $22,078        $19,883        $  (974)      $    212         $61,557
                                                =======       =======        =======       ========     ==========        ========

Balance, December 31, 1996                      $20,358       $22,078        $21,418        ($2,123)      $    508         $62,239
     Net income                                     -0-           -0-          7,700            -0-            -0-           7,700
     Cash dividends ($.75 per share)                -0-           -0-         (2,968)           -0-            -0-          (2,968)
     Re-issuance of 6,666 shares of
     treasury stock                                 -0-           -0-             (2)           157            -0-             155
     Acquisition of 26,400 shares of
      treasury stock at cost                        -0-           -0-            -0-           (703)           -0-            (703)
     Change in unrealized gain
      (loss) on investment securities
      available for sale, net of taxes              -0-           -0-            -0-            -0-            808             808
                                                -------       -------        -------       --------      ---------         -------
Balance, September 30, 1997                     $20,358       $22,078        $26,148        ($2,669)      $  1,316         $67,231
                                                =======       =======        =======       ========      =========         =======

                          KEYSTONE HERITAGE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Nine Months Ended
                                                                     September 30
                                                                   1997         1996
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                   $7,700        $6,300
    Adjustments to reconcile net income to cash:
        Depreciation and amortization                               951         1,108
        (Increase) decrease in deferred income taxes               (325)          220
        (Increase) decrease in accrued interest receivable         (484)          106
        Increase (decrease) in accrued interest payable             232          (976)
        Net gain on sale or credit card loans
         and merchant card processing                              (618)            0
        Net gain on sale of other real estate owned                (112)            0
        Net gain on sale of loans                                  (664)         (644)
        Originations of residential mortgage loans sold         (25,175)      (28,135)
        Proceeds from sale of residential mortgage loans         26,263        27,175
        Net realized gain on investment securities
         available for sale                                        (512)          (58)
        Other, net                                                 (585)         (401)
                                                               --------      --------
            Net cash provided by operating activities             6,671         4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in money market investments                     (8,256)       (3,377)
    Maturities of investment securities
      held to maturity                                           28,976        27,492
    Maturities of investment securities
      available for sale                                         19,523        20,980
    Sale of investment securities available for sale              3,037           156
    Funds invested in investment securities
      held to maturity                                          (17,406)      (15,801)
    Funds invested in investment securities
      available for sale                                        (21,409)       (9,289)
    Proceeds from sale of credit card loans and
      merchant processing activity                                3,051             0
    Net increase in loans made to customers                     (36,665)      (30,458)
    Net expenditures for premises and equipment                  (1,091)         (835)
    Proceeds from sale of other real estate owned                   773           206
                                                               --------      --------
        Net cash used in investing activities                   (29,467)      (10,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                     21,201        12,642
    Net increase in short-term borrowings                         6,603         4,054
    Net decrease in other borrowings                             (3,050)       (9,592)
    Acquisition of treasury stock                                  (703)         (974)
  Re-issuance of treasury stock                                     155             0
    Cash dividends paid                                          (2,968)       (2,524)
                                                               --------      --------
        Net cash provided by financing activities                21,238         3,606

    Net decrease in cash and due from banks                      (1,558)       (2,625)

    Cash and due from banks at beginning of period               22,832        23,766
    Cash and due from banks at end of period                    $21,274       $21,141

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                $8,416        $8,148
    Income taxes paid                                             3,850         2,183

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loans charged-off                                               466           673

                          KEYSTONE HERITAGE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Keystone Heritage Group, Inc. have not been reviewed by independent certified public accountants. However, in management's opinion, the statements reflect all adjustments and disclosures necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 1997 and December 31, 1996, the consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996, the consolidated statements of stockholders' equity for the nine months ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis or those adopted during the first two quarters of 1997. The consolidated financial statements of Keystone Heritage Group, Inc. and subsidiaries include the accounts of the Company and its wholly owned subsidiaries, Lebanon Valley National Bank and Keystone Heritage Life Insurance Company. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified.

2. Earnings per common share are based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,954,184 and 4,053,287 for the three month periods ended September 30, 1997 and 1996, respectively, and 3,959,748 and 4,065,506 for the nine months ended September 30, 1997 and 1996, respectively.

3. On August 15, 1997, an announcement was made of Keystone Heritage Group, Inc's. agreement to merge with Fulton Financial Corporation. According to the terms of this agreement, each share of Keystone Heritage's common stock outstanding at the time of the merger will be exchanged for 1.83 shares of Fulton Financial common stock. Under the agreement, Keystone Heritage Group, Inc. and its banking subsidiary Lebanon Valley National Bank would be merged into Fulton Financial. Fulton Financial is the fifth largest bank holding company in Pennsylvania, with assets of $4.2 billion. The merger is subject to approval by regulatory authorities and stockholders of Keystone Heritage Group. The merger is expected to be finalized during the first quarter of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Keystone Heritage Group, Inc. (the "Company") is a bank holding company organized under the laws of Pennsylvania and registered under the Federal Bank Holding Company Act of 1956. The Company's principal subsidiary is Lebanon Valley National Bank (the "Bank").

Results of Operations
      Net income for the Company for the three months ended September 30, 1997 was $2.256 million or $.57 per share, compared to $2.299 million or $.57 per share for the three months ended September 30, 1996. Return on average stockholders' equity and return on average assets for the 1997 period were 13.60 percent and 1.40 percent, respectively. Return on average stockholders' equity and return on average assets for the 1996 period were 14.91 percent and 1.56 percent, respectively.

      During the third quarter, an announcement was made of Keystone Heritage Group, Inc's. agreement to merge with Fulton Financial Corporation. According to the terms of this agreement, each share of Keystone Heritage's common stock outstanding at the time of the merger will be exchanged for 1.83 shares of Fulton Financial common stock. Under the agreement, Keystone Heritage Group, Inc. and its banking subsidiary Lebanon Valley National Bank would be merged into Fulton Financial. Fulton Financial is the fifth largest bank holding company in Pennsylvania, with assets of $4.2 billion. The merger is subject to approval by regulatory authorities and stockholders of Keystone Heritage Group. The merger is expected to be finalized during the first quarter of 1998.

      Net income for the nine months ended September 30, 1997 was $7.700 million or $1.94 per share, compared to net income of $6.300 million or $1.55 per share for 1996. Return on average stockholders' equity and return on average assets for the 1997 period were 16.09 percent and 1.65 percent, respectively. Return on average stockholders' equity and return on average assets for the 1996 period were 13.95 percent and 1.46 percent, respectively.


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

      The tables presented on pages 15 and 16 are comparative statements of average balances of interest earning assets and interest bearing liabilities, interest income and interest expense, and interest rates for the three months ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996.

      Net interest income for the three months ended September 30, 1997 was $7.0 million, a $287 thousand or 4.3 percent increase from the same period of 1996. The net interest margin for the third quarter of 1997 was 4.54 percent compared to 4.77 percent for the same period of 1996. Average earning assets for the three month period ended September 30, 1997 were $607.2 million, a $51.4 million or a 9.2 percent increase from the same period of 1996. For the three month comparative periods, net interest income increased in 1997 primarily as a result of an increase in average loans outstanding of $30.5 million or 7.3 percent and increases in the investment and money market investment balances of $20.9 million or 14.9 percent. This growth was primarily funded by increases in average interest bearing deposit balances of $42.9 million, or 9.9 percent and an increase in average non-interest bearing demand deposits of $5.6 million or 8.8 percent. The net interest margin decreased to 4.54 percent in 1997. This was a result of the growth in earning assets being funded by the growth in the higher costing time deposits and also due to a lower yield earned on loan balances attributable to a more competitive loan market environment.

      Net interest income for the nine months ended September 30, 1997 was $20.7 million, a $1.5 million or 7.6 percent increase from the same period of 1996. The net interest margin for the nine months ended September 30, 1997 was 4.67 percent compared to 4.71 percent for the same period of 1996. Average earning assets for the nine month period ended September 30, 1997 were $592.8 million, a $46.8 million or a 8.6 percent increase from the same period of 1996.

Provision and Allowance for Loan Losses
      There was no provision for loan losses charged to net income during the nine month period ended September 30, 1997 or 1996.

      Net charge-offs of $48 thousand were recorded for the three months ended September 30, 1997 compared to net recoveries of $52 thousand for the same period of 1996. For the nine month comparative period the Company recorded net recoveries of $897 thousand for 1997 and recorded net charge-offs of $319 thousand for 1996. During the second quarter or 1997, the Company recovered a total of $885 thousand on three unrelated commercial loans. A total of $500 thousand which was previously charged off in 1992 was recovered on one commercial loan though a litigation process. In addition to the recovered principal balance on this loan, the Company also recovered $490 thousand in interest income and legal expenses associated with this loan. Commercial loan charge-offs for the nine month period were $339 thousand lower than the same period of 1996 while charge-offs in loans to individuals increased by $102 thousand for the same comparative periods.

      The allowance for loan losses was $8.6 million or 1.87 percent of total loans outstanding at September 30, 1997 and $7.7 million or 1.82 percent at September 30, 1996. The allowance for loan losses is a reserve for estimated potential loan losses in the loan portfolio. Losses occur primarily from the loan portfolio, but may also be derived from commitments to extend credit and standby letters of credit. Loan losses and recoveries of previously charged-off loans are charged or credited directly to the allowance for loan losses. The allowance for loan losses is an amount which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs a quarterly assessment of the Bank's loan portfolio to determine the appropriate level of the allowance for loan losses. The factors considered in this evaluation include, but are not necessarily limited to, estimated loan losses identified through the review of loans by the Company's personnel; general economic conditions; deterioration in loan concentrations or pledged collateral; historic loss experience; and trends in portfolio volume, composition, delinquencies, and non-accruals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.

      The following is a summary of the activity in the allowance for loan losses for the three and nine month periods ended September 30, 1997 and 1996:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30              September 30
                                                -------------------      --------------------
(Dollars in thousands)                            1997        1996         1997         1996
                                                -------     -------      -------      -------
Allowance for loan losses
 at beginning of period                          $8,681      $7,654       $7,736       $8,025
Loans charged-off:
 Commercial                                           0           0           67          406
 Agriculture                                          0           0            0            0
 Real estate construction                             0           0            0            0
 Loans to individuals                               130          96          367          265
 Real estate - residential mortgage                  28           2           32            2
                                                -------     -------      -------      -------
Total loans charged-off                             158          98          466          673

Recoveries of loans previously charged-off:
 Commercial                                          97         128        1,307          299
 Agriculture                                          0           0            0            0
 Real estate construction                             0           7            0           19
 Loans to individuals                                13          15           55           36
 Real estate - residential mortgage                   0           0            1            0
                                                -------     -------      -------      -------
 Total recoveries of loans previously
                          charged-off               110         150        1,363          354

 Net loans charged-off (recovered)                   48         (52)        (897)         319
 Current period's provision for
 loan losses                                          0           0            0            0
                                                -------     -------      -------      -------

 Allowance for loan
 losses at end of period                         $8,633      $7,706       $8,633       $7,706
                                                =======     =======      =======      =======

Other Operating Income and Expense
     Other operating income was $1.8 million and $1.6 million for the three months ended September 30, 1997 and 1996, respectively. Other operating income was $5.6 million and $4.3 million for the nine months ended September 30, 1997 and 1996, respectively. During the second quarter of 1997 the Company completed the sale of its $3.1 million portfolio of credit card receivables, and in a separate transaction, completed the sale of its merchant credit card processor portfolio. The combined effect of these transactions resulted in a $618 thousand pre-tax gain. The gain on the sale of the credit card portfolio along with gains recognized on the sale of certain equity investments recorded as investments available for sale were the primary reasons for the growth in other operating income during the nine month period of 1997 compared to the same period of 1996.

     Other operating expense for the three months ended September 30, 1997 was $5.3 million, a 10.5 percent increase from the $4.8 million reported for the same period of 1996. For the nine months ended September 30, 1997 other operating expense was $14.7 million compared to $14.0 million for the same period of 1996.

     Salaries and benefits expense increased by $98 thousand or 3.7 percent and by $689 thousand or 9.2 percent for the three and nine months ended September 30, 1997, respectively, compared to the same periods of 1996. The increase in salary and benefit expense is primarily attributable to the opening of five de novo branches since September 30, 1996 and the effects of the staffing for Central Mortgage being present for the full year in 1997, compared to being present for seven months in 1996. In addition merit increases of 3.5 percent were applied to base salaries as of January 1, 1997. The increase in occupancy expense for the three and nine month comparative periods is also attributable to the aforementioned addition of five de novo branches. Other expense increased by $287 thousand for the three month period ended September 30, 1997 compared to the same period of 1996. This was attributable to certain merger related expenses incurred during the third quarter of 1997.

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

     Non-performing loans at September 30, 1997 totalled $801 thousand or .17 percent of total loans outstanding, compared to $973 thousand or .23 percent of loans at December 31, 1996 and $727 thousand or .17 percent of loans at September 30, 1996. Non-performing assets at September 30, 1997 were $881 thousand or .19 percent of loans plus other real estate owned compared to $1.7 million or .39 percent of loans plus other real estate owned at December 31, 1996 and $1.5 million or .35 percent of loans plus other real estate owned at September 30, 1996. The improvement in non-performing assets at September 30, 1997 as compared to December 31, 1996 was a result of a reduction in the levels of other real estate owned due to the sale of other real estate owned properties.

     The following is a presentation of non-performing assets as of September 30, 1997, December 31, 1996, and September 30, 1996:

                                        Sept. 30     Dec. 31     Sept. 30
(Dollars in thousands)                    1997        1996        1996
                                         ------      ------      ------
Non-performing loans                       $801        $973        $727
Other real estate owned, net                 80         695         749
                                         ------      ------      ------
Total non-performing assets                $881      $1,668      $1,476
                                         ======      ======      ======

Loans past due 90 days or more as to
  principal or interest                     762         624         455


Allowance for loan losses to
  non-performing loans                    10.78x       7.95x      10.60x
Non-performing loans as a
  percent of loans outstanding              .17%        .23%        .17%
Non-performing assets as a
  percent of loans outstanding
  plus other real estate owned              .19%        .39%        .35%

     Interest income of approximately $12 thousand and $36 thousand would have been recognized during the three and nine month periods ended September 30, 1997, had these loans been current in accordance with their original terms and been outstanding through the period or since origination. Interest income on these loans of $3 thousand and $5 thousand was recognized during the three and nine months ended September 30, 1997.

     Concentrations of credit are considered to exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Agriculture-related borrowings at September 30, 1997 totalled $121 million or
26.3 percent of total loans outstanding. These loans may be impacted by adverse climate or economic conditions not common to other industries. The Company's exposure to possible loss in the event of nonperformance by these borrowers is represented by the contractual amount of those instruments. The Company's policy is to require supporting collateral for these loans which is generally in the form of agriculture real estate, livestock, and farm equipment. At September 30, 1997 there were no significant agriculture related borrowings which were classified as non-performing assets and there were no charge-offs of agriculture related loans during the three or nine months ended September 30, 1997.

Financial Position
     Total assets at September 30, 1997 were $646 million compared to $616 million at December 31, 1996. Total loans outstanding at September 30, 1997 were $462 million compared to $423 million at December 31, 1996. Total deposits at September 30, 1997 were $548 million compared to $527 million at December 31, 1996.

Capital Adequacy
     The Company's stockholders' equity was $67.2 million at September 30, 1997 and $62.2 million at December 31, 1996. Total stockholders' equity increased by
8.0 percent from December 31, 1996 which was the net effect of the recognition of $7.7 million in net income for the nine month period, cash dividend payments to stockholders of $2.97 million, a favorable change in net unrealized gains or losses on investment securities available for sale of $808 thousand, the acquisition of 26,400 shares of treasury stock at a cost of $703 thousand and the re-issuance of 6,666 shares of treasury stock which provided $155 thousand of additional capital. Net unrealized gains on investment securities available for sale of $1.32 million and $508 thousand were included as a component of stockholders' equity at September 30, 1997 and December 31, 1996, respectively.

     The Company announced its intentions to repurchase up to 5 percent or 203,584 shares of its outstanding common stock in June, 1996. These repurchased shares are available for reissuance through the Company's Dividend Reinvestment or Stock Option Plans or for other general corporate purposes. No shares of common stock were re-acquired by the Company during the third quarter of 1997. A total of 6,666 shares of treasury stock were reissued as as result of stock options which were exercised during the third quarter of 1997. At September 30, 1997, the Company's had 113,434 shares in treasury stock.

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

     Under the risk-based capital guidelines, Total Capital is defined as the sum of core or "Tier 1" Capital and "Tier 2" Capital. As the guidelines apply to Keystone Heritage Group, Inc., Tier 1 Capital is total stockholders' equity and Tier 2 Capital includes a portion of the allowance for loan losses. The rules require that banking organizations must have ratios of 4.00 percent and 8.00 percent for Tier 1 and Total Capital, respectively. At September 30, 1997 the Company's Tier 1 and Total Capital ratios were 12.95 percent and 14.27 percent, respectively. Tier 1 and Total Capital ratios were 13.12 percent and 14.43 percent respectively, at December 31, 1996. In addition to the risk-based capital ratio, a bank is also required to maintain a "Leverage ratio" of Tier 1 capital to average total assets of 3 percent or higher. The Company's Leverage ratio was 10.29 percent at September 30, 1997 and was 10.28 percent at December 31, 1996.

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

         The Company's use of these interest rate swap contracts is closely monitored by the Company's Board of Directors and is closely controlled as to levels of exposure. At September 30, 1997 the Company had five interest rate agreements outstanding having a total notional amount of $50 million. These agreements consisted of interest rate swap agreements each with a notional amount of $10 million.

         The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The counterparties of the aforementioned interest rate contracts are commercial banks having a rating of A1 from Moody's Investor Service.

     The following is the amount of financial instruments with off-balance sheet risk not reflected in the consolidated balance sheets at September 30, 1997 and December 31, 1996:

                               Contractual Amounts
===============================================================================
                                                     September 30   December 31
(Dollars in thousands)                                   1997           1996

Financial instruments whose
 contractual amounts represent
 credit risk:
  Commitments to extend credit                         $96,733        $93,811
  Standby letters of credit                              8,302          7,335
Contractual amounts of off-balance sheet financial
  instruments not constituting
  credit risk:
  Interest rate swap, notional
   value                                                50,000         70,000

===============================================================================

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

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128, which supersedes APB Opinion No. 15 (APB 15), "Earnings Per Share", specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS, Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. Had the new accounting standard been applied for current and prior periods it would of had no effect on reported EPS. The Company will adopt SFAS 128 as of December 31, 1997. Management does not expect SFAS 128 to have any effect on the EPS of the Company.

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                             Three Months Ended September 30, 1997 Three Months Ended September 30, 1996
                                               Average                    Average   Average                   Average
                                               Balance     Interest         Rate    Balance      Interest       Rate
Assets
Loans                                        $446,153        $9,984         8.88%  $415,632       $9,451        9.05%
Money market investments:
  Interest bearing deposits with banks            380             5         5.22        372            6        6.40
  Federal funds sold                           13,265           187         5.59      6,314           83        5.22
                                             --------      --------         ----   --------     --------        ----
    Total money market investments             13,645           192         5.58      6,686           89        5.31
Investment securities available for sale
 and held to maturity:
  Taxable investment securities
   available for sale                          65,034           965         5.89     55,859          777        5.52
  Taxable investment securities
   held to maturity                            63,594         1,025         6.39     65,569        1,055        6.38
  Non-taxable investment securities
   held to maturity                            18,723           324         6.86     12,035          202        6.68
                                             --------      --------         ----   --------     --------        ----
    Total investment securities               147,351         2,314         6.23    133,463        2,034        6.06
    Total earning assets                      607,149       $12,490         8.16%   555,781      $11,574        8.28%
                                             ========      ========         ====    =======      =======        ====

Other assets                                   31,549                                29,315
                                             --------                              --------
    Total assets                             $638,698                              $585,096
                                             ========                              ========

Liabilities and stockholders' equity
Interest bearing deposits:
   Demand                                     $55,421          $181         1.30%   $54,109         $171        1.26%
   Savings                                    129,285         1,051         3.23    131,209        1,048        3.18
   Time                                       290,789         4,064         5.54    247,289        3,453        5.56
                                             --------      --------         ----   --------     --------        ----
    Total interest bearing deposits           475,495         5,296         4.42    432,607        4,672        4.30

Short-term borrowings                          13,224           152         4.58     13,116          135        4.10
Other Borrowings                                5,547            86         6.15      6,814           98        5.69
                                             --------      --------         ----   --------     --------        ----
    Total interest bearing liabilities        494,266        $5,534         4.44%   452,537       $4,905        4.31%
                                             ========      ========         ====    =======      =======        ====

Non-interest bearing deposits                  69,550                                63,920
Other liabilities                               9,072                                 7,282
Stockholders' equity                           65,810                                61,357
                                             --------                              --------
    Total liabilities and
    stockholders' equity                     $638,698                              $585,096
                                             ========                              ========

Net interest income                                          $6,956                               $6,669
Total yield on earning assets                                               8.16%                               8.28%
Rate on supporting liabilities                                              3.62%                               3.51%
Net interest margin                                                         4.54%                               4.77%
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

          AVERAGE BALANCE SHEETS, RATES AND INTEREST INCOME AND EXPENSE
                             (Dollars in thousands)

                                            Nine Months Ended September 30, 1997   Nine Months Ended September 30, 1996
                                             Average                      Average   Average                    Average
                                             Balance       Interest         Rate    Balance    Interest         Rate
Assets
Loans                                        $436,150       $29,384         9.01%  $403,776      $27,340        9.04%
Money market investments:
   Interest bearing deposits with banks           293            13         5.93        282           13        6.16
   Federal funds sold                           8,735           361         5.52      3,600          143        5.31
                                              -------       -------         ----    -------      -------        ----
     Total money market investments             9,028           374         5.54      3,882          156        5.38
Investment securities available for sale
 and held to maturity:
   Taxable investment securities
    available for sale                         64,588         2,846         5.89     57,193        2,314        5.41
   Taxable investment securities
    held to maturity                           66,142         3,207         6.48     69,247        3,274        6.32
   Non-taxable investment securities
    held to maturity                           16,920           876         6.92     11,942          588        6.58
                                              -------       -------         ----    -------      -------        ----
     Total investment securities              147,650         6,929         6.27    138,382        6,176        5.96
     Total earning assets                     592,828       $36,687         8.27%   546,040      $33,672        8.24%
                                              =======       =======         ====    =======      =======        ====

Other assets                                   30,511                                28,529
                                              -------                               -------
     Total assets                            $623,339                              $574,569
                                              =======                               =======

Liabilities and stockholders' equity
Interest bearing deposits:
   Demand                                     $54,643          $526         1.29%   $54,724         $534        1.30%
   Savings                                    128,582         3,065         3.19    129,923        3,047        3.13
   Time                                       282,366        11,695         5.54    238,854       10,045        5.62
                                              -------       -------         ----    -------      -------        ----
      Total interest bearing deposits         465,591        15,286         4.39    423,501       13,626        4.30

Short-term borrowings                          12,406           401         4.32     11,832          369        4.17
Long-term debt                                  6,017           278         6.18      9,620          420        5.82
                                              -------       -------         ----    -------      -------        ----
   Total interest bearing liabilities         484,014       $15,965         4.41%   444,953      $14,415        4.33%
                                              =======       =======         ====    =======      =======        ====

Non-interest bearing deposits                  66,817                                61,856
Other liabilities                               8,516                                 7,418
Stockholders' equity                           63,992                                60,342
                                              -------                               -------
   Total liabilities and
   stockholders' equity                      $623,339                              $574,569
                                              =======                               =======

Net interest income                                         $20,722                              $19,257
Total yield on earning assets                                               8.27%                               8.24%
Rate on supporting liabilities                                              3.60%                               3.53%
                                                                            ----                                ----
Net interest margin                                                         4.67%                               4.71%
                                                                            =====                               ====

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  None.

(b.) The Company filed a report on Form 8-K on September 10, 1997. This Form 8-K was filed in reference to the announcement made on August 15, 1997 of Keystone Heritage Group, Inc's. agreement to merge with Fulton Financial Corporation. This agreement is described in Note 3 on page 7 of this 10-Q report.

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



                                         Keystone Heritage Group, Inc.
                                         (Registrant)


Date  November 10, 1997             By
                                       Kurt A. Phillips
                                       Chief Financial and Accounting Officer